Form 10-Q
period 1996-03-31
NSC CORP
filed 1996-05-15
CIK 863210

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                               ------------------

                         Commission file number: 018597

                                 NSC CORPORATION

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

        DELAWARE                                                 31-1295113

                       49 Danton Drive, Methuen, MA 01844
                                 (508) 557-7300

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days. Yes X No ____


The total number of shares of the registrant's common stock, $.01 par value, outstanding on May 6, 1996, was 9,971,175.
                                    1 of 22

                                NSC Corporation

                     Index to Quarterly Report on Form 10Q

                      For the Quarter Ended March 31, 1996


                                     PartI
                             Financial Information
                                                                   Page Number
Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited)
             -As of March 31, 1996 and December 31, 1995                 3
           Consolidated Statements of Income (Unaudited)
             -For the Three Months Ended March 31, 1996 and 1995         4
           Consolidated Statements of Cash Flows (Unaudited)
             -For the Three Months Ended March 31, 1996 and 1995         5
           Notes to the Consolidated Financial Statements (Unaudited)    6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7

                                     PartII
                               Other Information

Item 1     Legal Proceedings                                             9

Item 6     Exhibits and Reports on Form 8-K                              9

Signatures                                                              10


                                    2 of 22

Part I. Financial Information

Item 1. Financial Statements.


                                 NSC Corporation
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per-Share Data)

                                   (Unaudited)
                                                       March 31,  December 31,
                                                         1996        1995
                                                       --------    --------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $    342    $  4,094
   Accounts receivable, net ........................     27,602      27,125
   Costs and estimated earnings on contracts
     in process in excess of billings ..............      8,480       7,894
   Inventories .....................................      1,178       1,041
   Prepaid expenses and other current assets .......      1,144       1,559
   Refundable income taxes .........................         87          92
                                                       --------    --------
                                                         38,833      41,805
                                                       --------    --------
Property and equipment:
   Land ............................................        998         998
   Buildings and improvements ......................      5,692       5,588
   Machinery and equipment .........................      9,111       8,813
                                                       --------    --------
                                                         15,801      15,399
   Less accumulated depreciation ...................     (7,334)     (6,915)
                                                       --------    --------
                                                          8,467       8,484
                                                       --------    --------
Other noncurrent assets:
   Goodwill, net of accumulated amortization .......     37,004      36,872
                                                       --------    --------
     Total Assets .................................... $ 84,304    $ 87,161
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable ...................................   $  1,000    $   --
   Accounts payable ................................      4,408       3,063
   Billings in excess of costs and estimated
     earnings on contracts in process ..............      3,560       3,932
   Accrued compensation and related costs ..........      3,650       3,751
   Federal, state and local taxes ..................        123         250
   Other accrued liabilities .......................      1,474         926
   Contingent liabilities ..........................      5,751       6,694
   Current portion of long-term debt ...............       --         5,850
                                                       --------    --------
                                                         19,966      24,466
                                                       --------    --------
Noncurrent liabilities:
   Payable to affiliate ............................      2,654       1,571
   Deferred income taxes ...........................      3,843       3,843

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
   authorized,none issued and outstanding ..........       --          --
   Common stock $.01 par value, 20,000,000 shares
   authorized, 9,971,175 issued and outstanding
   in 1996 and 1995 ................................        100         100
   Additional paid-in capital ......................     56,079      56,079
   Retained Earnings ...............................      1,662       1,102
                                                       --------    --------
                                                         57,841      57,281
                                                       --------    --------
   Total Liabilities and Stockholders' Equity ......     84,304      87,161
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.
                                    3 of 22

                                 NSC Coporation
                        Consolidated Statements of Income
                      (In thousands, Except Per-Share Data)

                                   (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1996         1995
                                                            -------      -------

Revenues .............................................      $35,823      $29,544
Cost of services .....................................       29,863       24,844
                                                            -------      -------
   Gross Profit ......................................        5,960        4,700
Selling, general and administrative expenses .........        4,454        3,885
Other operating expenses .............................          209         --
Goodwill amortization ................................          275          267
                                                            -------      -------
   Operating Income ..................................        1,022          548
                                                            -------      -------
Other:
   Interest expense ..................................           29           94
   Other .............................................           11           23
                                                            -------      -------
                                                                 40          117
                                                            -------      -------
   Income Before Income Taxes ........................          982          431
Income taxes .........................................          422          211
                                                            =======      =======
   Net Income ........................................      $   560      $   220
                                                            =======      =======


Net income per share .................................      $  0.06      $  0.02
                                                            =======      =======

Weighted-average number of common and
common-equivalent shares outstanding .................        9,971        9,971
                                                            =======      =======

The accompanying notes are an integral part of these consolidated financial statements.
                                    4 of 22

                                 NSC Corporation
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1996       1995
                                                             -------    -------
Cash flows from operating activities:
   Net income ............................................   $   560    $   220
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation .....................................       467        500
        Goodwill amortization ............................       275        267
        Deferred income taxes ............................      --         (455)
        Gain on disposition of property and equipment ....         9         (5)
Changes  in  current  assets  and  liabilities,
 net  of  effects  of  business acquisition:
   Accounts receivable ...................................      (477)      (221)
   Costs and estimated earnings on contracts
     in process in excess of billings ....................      (586)    (1,537)
   Other current assets ..................................       375        146
   Accounts payable ......................................     1,345        782
   Billings in excess of costs and estimated
     earnings on contracts in process ....................      (372)    (1,403)
   Other .................................................      (625)      (494)
                                                             -------    -------
             Net cash provided by (used in)
               operating activities ......................       972     (2,200)
                                                             -------    -------
Cash flows from investing activities:
   Purchases of property and equipment ...................      (340)      (102)
   Proceeds from the sale of property and equipment ......         1         21
   Business acquisition ..................................      (618)      --
                                                             -------    -------
             Net cash used in investing activities .......      (957)       (81)
                                                             -------    -------
Cash flows from financing activities:
   Net borrowings under short-term financing
    arrangements .........................................     1,000       --
   Payments on long-term debt ............................    (5,850)    (2,788)
   Payable to affiliate ..................................     1,083       --
                                                             -------    -------
             Net cash used in financing activities .......    (3,767)    (2,788)
                                                             -------    -------
             Net decrease in cash and cash equivalents ...    (3,753)    (5,068)
Cash and cash equivalents at beginning of periods ........     4,094      8,818
                                                             =======    =======
Cash and cash equivalents at end of periods ..............   $   342    $ 3,750
                                                             =======    =======

The accompanying notes are an integral part of these consolidated financial statements.
                                    5 of 22

Notes

Note 1 Organization and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month period ended March 31, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is a Delaware corporation and is owned approximately 40% by OHM Corporation and approximately 40% by Rust International Inc.

Seasonality. The revenues derived from the Company's asbestos abatement services are affected by the timing of its clients' planned asbestos abatement work. Because of this change in demand, the Company's quarterly revenues can fluctuate. Revenues and operating results of asbestos-abatement activities may also be further affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters while the revenues and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Long-Lived Assets. The Company adopted the provisions of the Financial Accounting Standards Board Statement No.121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of"(FAS121) in the first quarter of 1996. The adoption of FAS121 did not have a material effect on the financial statements.

Net Income Per Share Information. The net income per share amounts have been computed by dividing net income by the weighted-average number of common and common-equivalent shares, if dilutive, outstanding during the respective periods.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Note 2 - Debt

On May 1, 1996 the Company amended its May 4, 1993 revolving credit facility. Under this amendment the Company can borrow up to $25,000,000 on a revolving basis for a term expiring April 30, 1999. The amended revolving credit facility contains debt service coverage, leverage and interest covenants and allows for payment of dividends subject to certain conditions. As of March 31, 1996 the Company had oustanding $1,000,000 in working capital loan and $8,000,000 in letters of credit.

Note 3 - Litigation and Contingencies

See Item 1.  Legal Proceedings

                                    6 of 22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                              Results of Operations

General. The following discussion should be read in conjunction with the information set forth in the Consolidated Financial Statements and related notes for the three month period ended March 31, 1996 and 1995 included herein, and with the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The Company is a leading provider of asbestos abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients, which are located throughout the United States. The timing of revenues is dependent on the Company's backlog, contract awards and the performance requirements of each contract. Generally, cost of services as a percentage of net revenues fluctuates based on the amount and timing of revenues earned, the mix of projects requiring union or non-union labor, pricing and other factors.


                        Three Months Ended March 31, 1996
                                     Versus
                        Three Months Ended March 31, 1995

Revenues.

Revenues for the three months ended March 31, 1996 increased 21% to $35,823,000 from $29,545,000 for the same period in 1995. The increase in revenues is primarily attributable to the inclusion in 1996 of $6,076,000 revenues generated by Olshan Demolishing Management, Inc.(ODMI).

Selling,   General   and   Administrative   Expenses.

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1996 increased 15% to $4,454,000 from $3,885,000 for the same period in 1995 reflecting the inclusion of the ODMI activities. The SG&A expenses as a percentage of revenue for the three month period in 1996 were 12% compared to 13% for the same period in 1995.

Other (Income) and Expenses.

Other (income) and expenses for the three months ended March 31, 1996 were $40,000 compared to $117,000 for the same period in 1995. The net decrease of $77,000 is primarily attributable to lower interest expense due to the reduction of the Company's long-term debt.

Net Income.

Net income for the three months ended March 31, 1996 increased 155% to $560,000 from $220,000 for the same period in 1995. Net income as a percentage of revenues for the three month period ended March 31, 1996 increased to 2% from 1% for the same period in 1995. This increase is directly related to the increase in revenues and a decrease in indirect and sg&a costs as a percentage of these revenues.
                                    7 of 22

Liquidity and Capital Resources. Working capital at March 31, 1996 was $18,867,000 compared to $17,339,000 at December 31, 1995. The current ratio was 1.9/1 at March 31, 1996 compared to 1.7/1 at December 31, 1995. Cash provided by operating activities was $972,000 for the three month period ended March 31, 1996 compared to cash used in operating activities of $2,200,000 for the same period in 1995. During the first three months of 1996, cash of $340,000 was used for purchases of property and equipment, $618,000 was used for the acquisition of the assets of Safe Air Inc., a leader in the indoor air quality industry, and $5,850,000 was used for repayment of the Company's long-term debt.

Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995 the Company has received to date $2,654,000, a portion of a possible maximum $5,500,000 interest-free working capital loan. The loan is payable according to the provisions contained in the agreement and is expected to remain outstanding for the full term of the agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities, as amended on May 1, 1996, will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures and to service the indebtedness of its existing business. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims. Management believes that the resolution of these claims will not have a material effect on the financial condition of the Company; however, such resolutions could materially affect the results of operations or cash flows for either a quarterly or annual reporting period (See Item 1. Legal Proceedings).
                                    8 of 22

Part II. Other Information

Item 1. Legal Proceedings.

The company is currently cooperating in a grand jury investigation being conducted by the Department of Justice, Environmental Crimes Section, relating to operational activities involving a subsidiary of the Company as a subcontractor at the Weldon Springs Site Remedial Action Project. The Company cannot speculate what effects, if any, the results of such investigation will have on the company. The Company is also subject to certain other legal proceedings, including those relating to regulatory compliance, in the ordinary course of business. Management believes that the resolution of these claims will not have a material effect on the financial condition of the Company; however, such resolutions could materially affect the result of operations or cash flows for either a quarterly or annual reporting period.




Item 6. Exhibits and Reports on Form 8-K.

1.  EXHIBITS

    Exhibit 10. Second Amendment to Revolving Credit Agreement, dated as of May 1, 1996 by and between NSC Coporation, its subsidiaries, The First National Bank of Boston and Fleet National Bank.


    Exhibit 11.  Statement Re-Computation of Per-Share Earnings

    Exhibit 27.  Financial Data Schedule

2.  REPORTS ON FORM 8K

    No reports on form 8-K were filed during the quarter ended March 31, 1996.
                                    9 of 22

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NSC CORPORATION

Date: May 14, 1996                     By:_____/s/ J. DRENNAN LOWELL_______
                                       J. Drennan Lowell
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary

                                       Signing on behalf of the registrant
                                       and as principal financial officer.


                                    10 of 22