Form 10-K/A
period 1995-12-31
NSC CORP
filed 1996-05-17
CIK 863210

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-K/A
 (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________.

                          Commission file number 018597
                                 NSC CORPORATION
             (Exact name of registrant as specified in its Charter)

        DELAWARE                                           31-1295113
   (State of incorporation)                 (IRS Employer Identification Number)

     49 DANTON DRIVE, METHUEN, MA                             01844
(Address of principal executive offices)                    (ZIP code)

                                 (508) 557-7300
               Registrant's telephone number, including area code

                    Securities registered pursuant to Section
                               12(g) of the Act:

                          Common Stock, $0.01 par value
                              (Title of each class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes     X   No ___

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 26, 1996 was $4,634,041.

The number of shares of Common Stock outstanding on March 26, 1996 was 9,971,175 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K of
NSC Corporation (the "Company"), which was filed withe the Securities and Exchange Commission on March 29, 1996, are hereby amended as follows to reflect information required by such items as of March 31, 1996:

PART III.

Item 10. Directors and Executive Officers of the Registrant

All of the nominees for director named below are currently serving as directors of the Company for terms expiring at the Annual Meeting. Mr. Victor J. Barnhart took his position as a Director effective February 20, 1996, Mr. Robert J. Blackwell took his position as a director effective November 9, 1995 and Mr. John J. Ray III took his position effective March 11, 1996. Mr. Randall M. Walters resigned effective August 10, 1995, Mr. Frank A. McBride resigned effective November 9, 1995, Mr. Rodney C. Gilbert resigned effective February 20, 1996 and Mr. Harold W. Ingalls resigned effective March 11, 1996.


                                                 Positions and Other
                                           Relationships with the Company
Name                 Age                       and Business Experience
- ----                 ---                   -------------------------------

Eugene L. Barnett     66
     Director. Mr. Barnett is retired and was a Vice President of Pittway Corp., a diversified conglomerate, from 1976 to 1992. He was formerly Chairman and Chief Executive Officer of Brand from 1976 through February 1991. Mr. Barnett is a director of Aptar Group, Inc. and Pittway Corp.

Victor J. Barnhart    53
     Director. Mr. Barnhart has been the President of Integrated Environmental Services - WMX Technologies, since December 1995 and President of Rust Industrial Services Inc., a subsidiary of Rust and Vice President of Rust, since May 1993. Prior to that time, he was the President of Brand from November 1990 and Chief Executive Officer from March 1991 to May 1993. Mr. Barnhart is a Director of OHM Corporation.

Robert J. Blackwell   39
     Director. Mr. Blackwell has been Senior Vice President - Sales and Marketing of OHM Remediation Services Corporation since August 1993. Prior to joining the Company, Mr. Blackwell served as Vice President - Sales and Marketing for EBASCO since August 1986.

Frank J. Fradella     40
     President, Chief Executive Officer and Director. Mr. Fradella has been President and Chief Executive Officer of the Company since November 1994 and served as Senior Vice President since May 1994 and Vice President, Western Region, since February 1993. Prior to joining the Company, Mr. Fradella served as Vice President for Kaselaan & D'Angelo Associates, Inc. from February 1991 to January 1993.

Herbert A. Getz       40
     Director. Mr. Getz has been Senior Vice President and General Counsel of WMX since May 1995 and Vice President and General Counsel of WMX since August 1992 and Secretary of WMX since January 1988. Mr. Getz also served as the Vice President, General Counsel and Secretary of Wheelabrator Technologies Inc. from November 1990 to May 1993. In addition, Mr. Getz had been the Vice President and Secretary of Rust from December 1992 until May 1994.

William M. R. Mapel   64
     Director. Mr. Mapel is a private investor and was formerly a Senior Vice President of Citibank, N.A. from 1969 to 1988, where he was employed for more than 30 years. Mr. Mapel is a director of Mercantile & General Reinsurance Company of America; Mercantile & General Life Reassurance Company of America; Brundage, Story & Rose Investment Trust; Carolina Freight Corporation; Churchill Capital Partners; Galey & Lord and USLIFE Income Fund, Inc..

John J. Ray III       37
     Director. Mr. Ray has been Vice President, General Counsel and Secretary of OHM Corporation since November 1995, Vice President and Group General Counsel of Waste Management Inc. ("WMI"), a subsidiary of WMX, since September 1991 and Senior Counsel of WMI since May 1990.

Item 11. Executive Compensation and Other Information


Summary of Cash and Certain Other Compensation

The following table shows, for the fiscal years ended December 31, 1995, 1994, and 1993, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company, including the Chief Executive Officer of the Company, in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE



                                    Annual Compensation
    Name and                        -------------------           All Other
Principal Position         Year   Salary ($) Bonus ($) (1)   Compensation (S)(2)
- ------------------         ----   ---------- -------------   -------------------

Frank J. Fradella          1995      200,013       101,316          89,373
 President and             1994      166,522        90,750          86,341
 Chief Executive Officer   1993       88,278        22,613               -

J. Drennan Lowell          1995      149,288        60,000               -
 Vice President, Chief     1994      126,354        55,375               -
 Financial Officer,
 Treasurer and Secretary

Darryl G. Schimeck         1995      124,432        49,773          44,451
 Vice President-Sales
 and Marketing

- ----------------
(1) Fifty percent of the 1995 bonus amounts listed for Messrs. Fradella, Lowell and Schimeck were earned but not received in 1995. Such amounts will be paid in 1996, contingent upon such executive continuing in the employ of the Company.

(2) "All Other Compensation" includes the following: (i) in 1995, $58,800 tax gross-up associated with the relocation expenses reimbursed to Mr. Fradella in 1994, (ii) $25,000 forgiveness of one third of a $75,000 interest free loan and $5,573 one year imputed interest on the outstanding loan to Mr. Fradella, (iii) relocation bonus of $20,000 and reimbursed relocation expenses of $66,341 for Mr. Fradella in 1994, and (iv) $44,451 relocation expenses for Mr. Schimeck in 1995.

Stock Options

None of the executive officers listed in the Summary Compensation Table received grants of stock options during 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company's Common Stock is the Company's only outstanding class of voting securities. The following table sets forth certain information as of March 15, 1996, except as otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock (i) by holders of 5% or greater, (ii) each director of the Company, (iii) each executive officer identified under the caption "Executive Compensation -- Summary of Cash and Certain Other Compensation -- Summary Compensation Table," and (iv) by all directors and executive officers of the Company as a group.
                                    Amount and
 Name of                            Nature of
 Beneficial                         Beneficial       Percentage
 Owner (1)                          Ownership(2)      of Class
- -----------                         ------------     -----------

OHM Corporation                      4,010,000         40.22%
16406 U.S. Route 224 East
Findlay, Ohio 45840

Rust International Inc.              4,010,000         40.22%
100 Corporate Parkway
Birmingham, Alabama 35242

Eugene L. Barnett (3)                   10,000           *

Victor J. Barnhart                           0           -

Robert J. Blackwell                          0           -

Herbert A. Getz                            500           *

William M. R. Mapel (3)                 11,000           *

John J. Ray III                              0           -

Frank J. Fradella                            0           -

J. Drennan Lowell                            0           -

Darryl G. Schimeck (4)                       0           -

Efstathios A. Kouninis                       0           -

All directors and executive
officers as a group (10 persons) (3)    21,500           *

- ----------------
* Less than 1%

(1) The address of each stockholder is c/o NSC Corporation, 49 Danton Drive, Methuen, Massachusetts 01844.

(2) Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in this table. Except as indicated in the notes to the table, each stockholder included in the table has sole voting and investment power with respect to the shares shown to be beneficially owned by him.

(3) Assumes the exercise of options, presently exercisable or exercisable within 60 days, to purchase up to 10,000 shares of Common Stock by each of Messrs. Barnett and Mapel, granted pursuant to the Company's 1990 Stock Option Plan.

(4) Under the securities law of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 1995. All of these filing requirements were satisfied, except that Mr. Schimeck failed to file on a timely basis his initial statement of beneficial ownership, which reported no transactions. In making these disclosures, the Company has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

Compensation Committee Interlocks and Insider Participation

Messrs. Getz and Mapel were members of the Compensation Committee of the Board of Directors during 1995. Mr. Samuel H. Iapalucci, who resigned from the Board effective January 12, 1995, Mr. Harold W. Ingalls, who resigned from the Board effective March 11, 1996, Mr. Frank A. McBride, who resigned from the Board effective November 9, 1995, and Mr. Randall M. Walters, who resigned from the Board effective August 10, 1995, were members of the Compensation Committee during a portion of 1995. Mr. Walters was Vice President and Secretary of the Company from July 1988 until May 1993.


Item 13. Certain Relationships and Related Transactions

Revolving Credit Agreement

Rust provides a $25 million revolving credit facility to the Company pursuant to a revolving credit agreement (the "Rust Credit Agreement"). Under the Rust Credit Agreement, Rust will make revolving loans to the Company until May 3, 1996, in amounts not to exceed $25 million. Such loans will (i) be subordinate to the Company's senior bank financing, (ii) be unsecured, (iii) bear interest on the outstanding principal amount thereof at a rate per annum equal to the prime rate announced from time to time by certain bank plus 1%, and (iv) be utilized for working capital purposes. Interest on such loans will be payable on a quarterly basis, and the aggregate principal amount of such loans will mature on June 6, 1996. No amounts were outstanding under the Rust Credit Agreement for the years ended December 31, 1995, 1994 and 1993. This revolving credit agreement terminates June 6, 1996.

Other

In connection with his election as President and Chief Executive Officer, Mr. Fradella received a $75,000 interest free loan to be forgiven in equal installments over three consecutive years. The balance of the loan becomes due and payable in the event Mr. Fradella voluntarily leaves the employ of the Company or is terminated for cause prior to September 7, 1997.

The Company has, from time to time, provided asbestos-abatement and related services to an affiliate of OHM on a subcontract basis. Revenues earned from this affiliate for such services were $212,000 for the year ended December 31, 1995. In addition, the Company has, from time to time, provided asbestos-abatement and related services to Rust and certain of its affiliates on a subcontract basis. Revenues earned from Rust and its affiliates for such services were $302,000 for the year ended December 31, 1995. Rust and certain of its affiliates also provided scaffolding, disposal, demolition, and other related services to the Company on a subcontract basis. The costs for such services were $1,719,000 for the year ended December 31, 1995. During 1995, Rust rented demolishing equipment to the Company for which it was charged $209,000 for the year ended December 31, 1995.

                      NSC CORPORATION

                   By:/S/ J. Drennan Lowell
                      ---------------------
                      J.Drennan Lowell Vice President, Chief Financial Officer, Treasurer and Secretary



May 17, 1996
Methuen, Massachusetts
                                       5