Form 10-Q
period 1996-06-30
NSC CORP
filed 1996-08-09
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                               ------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______ to _______

                               ------------------

                         Commission file number: 018597


                                 NSC CORPORATION



State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                   Identifical No.)

          Delaware                                                 31-1295113


                       49 DANTON DRIVE, METHUEN, MA 01844
                                 (508) 557-7300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 9, 1996 was 9,971,175.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996




                                     PART I
                              FINANCIAL INFORMATION
                                                                    Page Number
Item 1.  Financial Statements
         Consolidated Balance Sheets (Unaudited)
          - As of June 30, 1996 and December 31, 1995                     3
         Consolidated Statements of Income (Unaudited)
          - For the Three and Six Months Ended June 30, 1996 and 1995     4
         Consolidated Statements of Cash Flows (Unaudited)
          - For the Three and Six Months Ended June 30, 1996 and 1995     5
         Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                9

Item 4.  Submission of Matters to a Vote of Security Holders              9

Item 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                               10

                                 NSC Corporation
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per-Share Data)


                                                         June 30,   December 31,
                                                           1996        1995
                                                         --------    --------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........................   $  3,161    $  4,094
   Accounts receivable, net ..........................     24,979      27,125
   Costs and estimated earnings on contracts
     in process in excess of billings ................      8,686       7,894
   Inventories .......................................      1,064       1,041
   Prepaid expenses and other current assets .........        954       1,559
   Refundable income taxes ...........................         87          92
                                                         --------    --------
                                                           38,931      41,805
                                                         --------    --------
Property and equipment:
   Land ..............................................        998         998
   Buildings and improvements ........................      5,731       5,588
   Machinery and equipment ...........................      9,783       8,813
                                                         --------    --------
                                                           16,512      15,399
   Less accumulated depreciation .....................     (7,725)     (6,915)
                                                         --------    --------
                                                            8,787       8,484
                                                         --------    --------
Other noncurrent assets:
   Goodwill, net of accumulated amortization .........     36,825      36,872
                                                         --------    --------
   Total Assets ......................................   $ 84,543    $ 87,161
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $  3,472    $  3,063
   Billings in excess of costs and estimated
     earnings on contracts in process ................      3,840       3,932
   Accrued compensation and related costs ............      3,681       3,751
   Federal, state and local taxes ....................      1,085         250
   Other accrued liabilities .........................        798         926
   Contingent liabilities ............................      5,917       6,694
   Current portion of long-term debt .................       --         5,850
                                                         --------    --------
                                                           18,793      24,466
                                                         --------    --------
Noncurrent liabilities:
   Payable to affiliate ..............................      4,520       1,571
   Deferred income taxes .............................      2,832       3,843

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding .........       --          --
   Common stock $.01 par value, 20,000,000 shares
     authorized, 9,971,175 issued and outstanding
     in 1996 and 1995 ................................        100         100
   Additional paid-in capital ........................     56,079      56,079
   Retained Earnings .................................      2,219       1,102
                                                         --------    --------
                                                           58,398      57,281
                                                         --------    --------
   Total Liabilities and Stockholders' Equity ........   $ 84,543    $ 87,161
                                                         ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                                 NSC Corporation
                        Consolidated Statements of Income
                      (In Thousands, Except Per-Share Data)

                                   (Unaudited)


                                                           Three Months Ended       Six Months Ended
                                                                 June 30,               June 30,
                                                          --------------------    --------------------
                                                             1996        1995        1996        1995
                                                          --------    --------    --------    --------
Revenues ..............................................   $ 32,147    $ 31,966    $ 67,970    $ 61,510
Cost of services ......................................     26,816      26,763      56,679      51,607
                                                          --------    --------    --------    --------
   Gross Profit .......................................      5,331       5,203      11,291       9,903
Selling, general and administrative expenses ..........      4,041       3,862       8,495       7,747
Other operating expenses ..............................         80        --           289        --
Goodwill amortization .................................        273         266         548         533
                                                          --------    --------    --------    --------
   Operating Income ...................................        937       1,075       1,959       1,623
                                                          --------    --------    --------    --------
Other:
   Interest expense ....................................        13          85         112         179
   Other ...............................................       (53)         (4)       (112)         19
                                                          --------    --------    --------    --------
                                                               (40)         81        --           198
                                                          --------    --------    --------    --------
   Income Before Income Taxes ..........................       977         994       1,959       1,425
Income taxes ...........................................       420         501         842         712
                                                          ========    ========    ========    ========
   Net Income ..........................................  $    557    $    493    $  1,117    $    713
                                                          ========    ========    ========    ========


Net income per share ..................................   $   0.06    $   0.05    $   0.11    $   0.07
                                                          ========    ========    ========    ========

Weighted-average number of common and
common-equivalent shares outstanding ..................      9,971       9,971       9,971       9,971
                                                          ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Corporation
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            ------------------
                                                              1996       1995
                                                            -------    -------
Cash flows from operating activities:
   Net income ...........................................   $ 1,117    $   713
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation ....................................       890        962
        Goodwill amortization ...........................       548        533
        Deferred income taxes ...........................    (1,011)      (456)
        Gain on disposition of property and equipment ...       (10)       (16)
Changes  in  current  assets  and  liabilities,
   net of effects of business acquisitions:
   Accounts receivable ..................................     2,146     (3,140)
   Costs and estimated earnings on contracts
     in process in excess of billings ...................      (792)      (941)
   Other current assets .................................       680        403
   Accounts payable .....................................       409        135
   Billings in excess of costs and estimated
     earnings on contracts in process ...................       (92)        39
   Other ................................................      (138)       834
                                                            -------    -------
             Net cash provided by (used in)
             operating activities .......................     3,747       (934)
                                                            -------    -------
Cash flows from investing activities:
   Purchases of property and equipment ..................    (1,086)      (173)
   Proceeds from the sale of property and equipment .....        25         63
   Decrease in other noncurrent assets ..................      --           17
   Business acquisitions ................................      (718)      --
                                                            -------    -------
             Net cash used in investing activities ......    (1,779)       (93)
                                                            -------    -------
Cash flows from financing activities:
   Payments on long-term debt ...........................    (5,850)    (3,438)
   Payable to affiliate .................................     2,949       --
                                                            -------    -------
             Net cash used in financing activities ......    (2,901)    (3,438)
                                                            -------    -------
             Net decrease in cash and cash equivalents ..      (933)    (4,465)
Cash and cash equivalents at beginning of periods .......     4,094      8,818
                                                            =======    =======
Cash and cash equivalents at end of periods .............   $ 3,161    $ 4,353
                                                            =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                  Notes to Consolidated Financial Statements

                       For the Quarter Ended June 30, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is a Delaware corporation and is owned approximately 40% by OHM Corporation and approximately 40% by Rust International Inc..

Seasonality. The revenues derived from the Company's asbestos-abatement services are affected by the timing of its clients' planned asbestos-abatement work. Because of this change in demand, the Company's quarterly revenues can fluctuate. Revenues and operating results of asbestos-abatement activities may also be further affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters while the revenues and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Net Income Per Share Information. The net income per share amounts have been computed by dividing net income by the weighted-average number of common and common-equivalent shares, if dilutive, outstanding during the respective periods.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Note 2 - Debt

On May 1, 1996 the Company amended its May 4, 1993 revolving credit facility. Under this amendment the Company can borrow up to $25,000,000 on a revolving basis for a term expiring April 30, 1999. The amended revolving credit facility contains debt service coverage, leverage and interest covenants and allows for payment of dividends subject to certain conditions (See Exhibit 10 of the Quarterly Report on form 10Q for the quarter ended March 31, 1996). As of June 30, 1996 the Company had outstanding $8,000,000 in letters of credit.

Note 3 - Litigation and Contingencies

See item 1.     Legal Proceedings

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              Results of Operations

General. The following discussion should be read in conjunction with the information set forth in the Consolidated Financial Statements and related notes for the three and six month periods ended June 30, 1996 and 1995 included herein, and with the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The Company is a leading provider of asbestos-abatement and other other specialty contracting services to a broad range of commercial, industrial and institutional clients, which are located throughout the United States. The timing of revenues is dependent on the Company's backlog, contract awards and the performance requirements of each contract. Generally, cost of services as a percentage of net revenues fluctuates based on the amount and timing of revenues earned, the mix of projects requiring union or non-union labor, pricing and other factors.
                        Three Months Ended June 30, 1996
                                     Versus
                        Three Months Ended June 30, 1995

Revenues. Revenues for the three months ended June 30, 1996 increased 1% to $32,147,000 from $31,966,000 for the same period in 1995. The increase in revenues is the net result of decreased asbestos-abatement related revenue and the inclusion of $5,138,000 revenues generated by Olshan Demolishing Management, Inc. (ODMI). The decrease in asbestos-abatement related revenue is the combined result of fewer market opportunities and increased selectivity in the Company's pursuit of contract opportunities for 1996 as compared to the same period in 1995.

Gross Profit. Gross profit as a percentage of revenues for the three months ended June 30, 1996 and 1995 remained constant at approximately 17%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended June 30, 1996 increased 5% to $4,041,000 from $3,862,000 for the same period in 1995. The SG&A expenses as a percentage of revenue for the three month period in 1996 were 13% compared to 12% for the same period in 1995. The increase in SG&A costs is due to the inclusion of the ODMI activities.

Other (Income) and Expenses. Other (income) and expenses for the three months ended June 30, 1996 were ($40,000) compared to $81,000 for the same period in 1995. The net decrease of $121,000 is primarily attributable to lower interest expense due to the repayment in full of the Company's long-term debt.

Net Income. Net income for the three months ended June 30, 1996 increased 13% to $557,000 from $493,000 for the same period in 1995. Net income as a percentage of revenues for the three month period ended June 30, 1996 and 1995 remained constant at approximately 2%. The increase in Net Income for the three month period ended June 30, 1996 is primarily due to the reduction of interest expense.

                         Six Months Ended June 30, 1996
                                     Versus
                         Six Months Ended June 30, 1995

Revenues. Revenues for the six months ended June 30, 1996 increased 11% to $67,970,000 from $61,510,000 for the same period in 1995. The increase in revenues is the net result of decreased asbestos-abatement related revenue and the inclusion of $11,214,000 revenues generated by ODMI. The decrease in asbestos-abatement related revenue is the combined result of fewer market opportunities and increased selectivity in the Company's pursuit of contract opportunities for 1996 as compared to the same period in 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the six months ended June 30, 1996 increased 10% to $8,495,000 from $7,747,000 for the same period in 1995 primarily due to the inclusion of the ODMI activities. The SG&A expenses as a percentage of revenue for the six month period in 1996 and 1995 remained constant at 13%.

Other (Income) and Expenses. Other (income) and expenses for the six months ended June 30, 1996 were $0 compared to $198,000 for the same period in 1995. The decrease is primarily attributable to lower interest expense due to the repayment in full of the Company's long-term debt.

Net Income. Net income for the six months ended June 30, 1996 increased 57% to $1,117,000 from $713,000 for the same period in 1995. Net income as a percentage of revenues for the six month period ended June 30, 1996 increased to 2% from 1% for the same period in 1995. The increase in Net Income was the result of higher revenues and the reduction in interest expense.

Liquidity and Capital Resources. Working capital at June 30, 1996 was $20,138,000 compared to $17,339,000 at December 31, 1995. The current ratio was 2.1/1 at June 31, 1996 compared to 1.7/1 at December 31, 1995. Cash provided by operating activities was $3,747,000 for the six month period ended June 30, 1996 compared to cash used in operating activities of $934,000 for the same period in 1995. During the first six months of 1996, cash of $1,086,000 was used for purchases of property and equipment, $618,000 was used for the acquisition of the assets of Safe Air Inc., $100,000 was used for other acquisition activities, and $5,850,000 was used for the repayment in full of the Company's long-term debt.

Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995 the Company has received to date a $4,520,000, interest-free working capital loan. The loan is payable according to the provisions contained in the agreement and is expected to remain outstanding for the full term of the agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities, as amended on May 1, 1996, will be sufficient throughout the next twelve months to finance its working capital needs, planned capital expenditures and to service possible future indebtedness. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company Held its annual meeting on May 16, 1996 at which the only matter to be voted on was the election of directors. The following nominees received the following votes at the annual meeting:
Nominee                     For          Withheld          Abstained
Eugene L. Barnett        9,517,344           0               4,525
Victor J. Barnhart       9,517,344           0               4,525
Robert J. Blackwell      9,517,344           0               4,525
Frank J. Fradella        9,517,344           0               4,525
Herbert A. Getz          9,517,344           0               4,525
William M.R. Mapel       9,517,344           0               4,525
John J. Ray III          9,517,344           0               4,525

Item 6.  Exhibits and Reports on Form 8-K


1.  EXHIBITS

    Exhibit  11.  Statement Re-Computation of Per-Share Earnings.

    Exhibit  27.  Financial Data Schedule

2.  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NSC CORPORATION


Date: August 9, 1996                   By ______/s/  J. DRENNAN LOWELL_____
                                       J. Drennan Lowell
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary


                                       Signing on behalf of the registrant
                                       and as principal financial officer.