Form 10-Q
period 1996-09-30
NSC CORP
filed 1996-11-07
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                               ------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                               ------------------

                         Commission file number: 018597



                                 NSC CORPORATION



State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization                             Identification Number)

        DELAWARE                                                 31-1295113

                       49 DANTON DRIVE, METHUEN, MA 01844
                                 (508) 557-7300






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No_____


The number of shares of Common Stock outstanding on November 4, 1996 was 9,971,175.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1996


                                     PART I
                              FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
Item 1. Financial Statements
        Consolidated Balance Sheets (Unaudited)
         -As of September 30, 1996 and December 31, 1995                   3
        Consolidated Statements of Income (Unaudited)
         -For the Three and Nine Months Ended September 30, 1996 and 1995 4 Consolidated Statements of Cash Flows (Unaudited)
         -For the Three and Nine Months Ended September 30, 1996 and 1995  5
        Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

                                 NSC Corporation
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per-Share Data)


                                                   September 30,   December 31,
                                                        1996           1995
                                                      --------       --------
                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ......................   $  3,191       $  4,094
   Accounts receivable, net .......................     27,444         27,125
   Costs and estimated earnings on contracts
     in process in excess of billings .............      7,770          7,894
   Inventories ....................................        938          1,041
   Prepaid expenses and other current assets ......        600          1,559
   Refundable income taxes ........................        (33)            92
                                                       --------      --------
                                                         39,910        41,805
                                                       --------      --------
Property and equipment:
   Land ...........................................         998           998
   Buildings and improvements .....................       5,840         5,588
   Machinery and equipment ........................       9,878         8,813
                                                       --------      --------
                                                         16,716        15,399
   Less accumulated depreciation ..................      (8,001)       (6,915)
                                                       --------      --------
                                                          8,715         8,484
                                                       --------      --------
Other noncurrent assets:
   Goodwill, net of accumulated amortization ......      36,550        36,872
                                                       --------      --------
   Total Assets                                        $ 85,175      $ 87,161
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................    $ 3,086       $ 3,063
   Billings in excess of costs and estimated
     earnings on contracts in process .............      4,857         3,932
   Accrued compensation and related costs .........      3,557         3,751
   Federal, state and local taxes .................        663           250
   Other accrued liabilities ......................        949           926
   Contingent liabilities .........................      5,353         6,694
   Current portion of long-term debt ..............          -         5,850
                                                      --------      --------
                                                        18,465        24,466
                                                      --------      --------
Noncurrent liabilities:
   Payable to affiliate ...........................      4,520         1,571
   Deferred income taxes ..........................      3,338         3,843

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding ......          -             -
   Common stock $.01 par value, 20,000,000 shares
     authorized, 9,971,175 issued and outstanding
     in 1996 and 1995 .............................        100           100
   Additional paid-in capital .....................     56,079        56,079
   Retained Earnings ..............................      2,673         1,102
                                                      --------      --------
                                                        58,852        57,281
                                                      --------      --------
   Total Liabilities and Stockholders' Equity         $ 85,175      $ 87,161
                                                      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Coporation
                        Consolidated Statements of Income
                      (In thousands, Except Per-Share Data)

                                   (Unaudited)


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                            --------------------     --------------------
                                                              1996        1995         1996        1995
                                                            --------    --------     --------    --------
Revenues ................................................   $ 30,014    $ 29,452     $ 97,984    $ 90,962
Cost of services ........................................     24,693      24,890       81,372      76,497
                                                            --------    --------     --------    --------
   Gross Profit .........................................      5,321       4,562       16,612      14,465
Selling, general and administrative expenses ............      3,849       4,172       12,344      11,919
Other operating expenses ................................        154          15          443          15
Goodwill amortization ...................................        276         267          824         800
                                                            --------    --------     --------    --------
   Operating Income .....................................      1,042         108        3,001       1,731
                                                            --------    --------     --------    --------
Other:
   Interest expense .....................................          0         301          112         480
   Other ................................................        (83)       (294)        (195)       (275)
                                                            --------    --------     --------    --------
                                                                 (83)          7          (83)        205
                                                            --------    --------     --------    --------
   Income Before Income Taxes ...........................      1,125         101        3,084       1,526
Income taxes ............................................        671          99        1,513         812
                                                            ========    ========     ========    ========
   Net Income ...........................................   $    454    $      2     $  1,571    $    714
                                                            ========    ========     ========    ========


Net income per share ....................................   $   0.05    $   0.00     $   0.16    $   0.07
                                                            ========    ========     ========    ========

Weighted-average number of common and
common-equivalent shares outstanding ....................      9,971       9,971        9,971       9,971
                                                            ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Corporation
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Cash flows from operating activities:
   Net income ...........................................  $  1,571    $    714
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation ....................................     1,302       1,396
        Goodwill amortization ...........................       824         800
        Deferred income taxes ...........................      (505)       (668)
        Gain on disposition of property and equipment ...       (16)        (28)
Changes in current assets and liabilities,
   net of effects of business acquisitions:
   Accounts receivable ..................................      (319)     (5,636)
   Costs and estimated earnings on contracts
    in process in excess of billings ....................       124      (1,086)
   Other current assets .................................     1,280         570
   Accounts payable .....................................        23       1,355
   Billings in excess of costs and estimated
     earnings on contracts in process ...................       925         522
   Other ................................................    (1,098)      2,003
                                                           --------    --------
             Net cash provided by (used in)
             operating activities .......................     4,111         (58)
                                                           --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ..................    (1,442)       (455)
   Proceeds from the sale of property and equipment .....        47         114
   Decrease in other noncurrent assets ..................         -          38
   Business acquisitions                                       (718)          -
                                                           --------    --------
             Net cash used in investing activities ......    (2,113)       (303)
                                                           --------    --------
Cash flows from financing activities:
   Payments on long-term debt ...........................    (5,850)     (2,443)
   Payable to affiliate .................................     2,949           -
                                                           --------    --------
             Net cash used in financing activities ......    (2,901)     (2,443)
                                                           --------    --------
             Net decrease in cash and cash equivalents ..      (903)     (2,804)
Cash and cash equivalents at beginning of periods .......     4,094       8,818
                                                           ========    ========
Cash and cash equivalents at end of periods .............  $  3,191    $  6,014
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

                    For the Quarter Ended September 30, 1996
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is a Delaware corporation and is owned approximately 40% by OHM Corporation and approximately 40% by Rust International Inc..

Seasonality. The revenues derived from the Company's asbestos abatement services are affected by the timing of its clients' planned asbestos abatement work. Because of this change in demand, the Company's quarterly revenues can fluctuate. Revenues and operating results of asbestos-abatement activities may also be further affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. The revenues and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Net Income Per Share Information. The net income per share amounts have been computed by dividing net income by the weighted-average number of common and common-equivalent shares, if dilutive, outstanding during the respective periods.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Note 2 - Debt

On May 1, 1996 the Company amended its May 4, 1993, revolving credit facility. Under this amendment the Company can borrow up to $25,000,000 on a revolving basis for a term expiring April 30, 1999. The amended revolving credit facility contains debt service coverage, leverage and interest covenants and allows for payment of dividends subject to certain conditions (See Exhibit 10 of the Quarterly Report on form 10-Q for the quarter ended March 31, 1996). As of September 30, 1996 the Company had outstanding $8,000,000 in letters of credit.

Note 3 - Litigation and Contingencies

See item 1.     Legal Proceedings

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Results of Operations

General. The following discussion should be read in conjunction with the information set forth in the Consolidated Financial Statements and related notes for the three and nine month periods ended September 30, 1996 and 1995 included herein, and with the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The Company is a leading provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients, which are located throughout the United States. The timing of revenues is dependent on the Company's backlog, contract awards and the performance requirements of each contract. Generally, cost of services as a percentage of net revenues fluctuates based on the amount and timing of revenues earned, the mix of projects requiring union or non-union labor, pricing and other factors.

                      Three Months Ended September 30, 1996
                                     Versus
                      Three Months Ended September 30, 1995

Revenue. Revenue for the three months ended September 30, 1996 increased 2% to $30,014,000 from $29,452,000 for the same period in 1995. The increase in revenue is the net result of decreased asbestos-abatement related revenue and an increase of $4,376,000 in revenue generated by Olshan Demolishing Management, Inc. (ODMI)due to a full quarter of activity in 1996 compared to one month of activity in 1995 for the three month period under discussion. The decrease in asbestos-abatement related revenue is the result of normal quarter to quarter fluctuation in the level of bid activity and the Company's success in being awarded new work.

Gross Profit. Gross profit as a percentage of revenues for the three months ended September 30, 1996 increased to 18% from 15% for the same period in 1995 primarily due to the reduction of insurance claims and their respective settlement reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended September 30, 1996 decreased 8% to $3,849,000 from $4,172,000 for the same period in 1995. The SG&A expenses, as a percentage of revenue, for the three months ended September 30, 1996 were 13% compared to 14% for the same period in 1995. The decrease in SG&A costs is due to the net result of the inclusion of a full quarter of ODMI activities and the Company's continued SG&A cost containment efforts.

Other Operating Expenses. The results of operations of ODMI since September 1995 are consolidated with the Company's results of operation. In exchange for the right to operate Olshan Demolishing Company ("ODC"), the Company is required to pay Rust an annual fee based on operating profit, if any, which amounts to $154,000 for the three month period ended September 30, 1996 versus $15,000 for the same period in 1995.

Other (Income) and Expenses. Other (income) and expenses for the three months ended September 30, 1996 were ($83,000) compared to $7,000 for the same period in 1995. The net decrease of $91,000 is primarily attributable to the elimination of the interest expense associated with the Company's long-term debt which was repaid in full on March 21, 1996.

Net Income. Net income for the three months ended September 30, 1996 increased to $454,000 from $2,000 for the same period in 1995. Net income as a percentage of revenues for the three month period ended September 30, 1996 increased to 2% from 0% for the same period in 1995. The increase in Net Income for the three month period ended September 30, 1996 is primarily due to the inclusion of ODMI's activities and the reduction of SG&A costs, interest expense and insurance claim settlement reserves.

                      Nine Months Ended September 30, 1996
                                     Versus
                      Nine Months Ended September 30, 1995

Revenue. Revenue for the nine months ended September 30, 1996 increased 8% to $97,984,000 from $90,962,000 for the same period in 1995. The increase in revenues is the net result of decreased asbestos-abatement related revenue and an increase of $15,090,000 revenue generated by ODMI for a full nine months of activity. The decrease in asbestos-abatement related revenue is the result of normal fluctuation of bid activity and the Company's success in being awarded new work.

Gross Profit. Gross profit as a percentage of revenue for the nine months ended September 30, 1996 and 1995 increased to 17% from 16% primarily due to the reduction of insurance claims and their respective settlement reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 1996 increased 4% to $12,344,000 from $11,919,000 for the same period in 1995. The increase in SG&A is the net effect of a decrease in SG&A costs due to the Company's continued cost containment efforts and the inclusion of ODMI's full quarter activities. The SG&A expenses as a percentage of revenue for the nine month period in 1996 and 1995 remained constant at 13%.

Other Operating Expenses. The results of operations of ODMI since September 1995 are consolidated with the Company's results of operation. In exchange for the right to oerate Olshan Demolishing Company ("ODC"), the Company is required to pay Rust an annual fee based on operating profit, if any, which amounts to $443,000 for the nine month period ended September 30, 1996 versus $15,000 for the same period in 1995.

Other (Income) and Expenses. Other (income) and expenses for the nine months ended September 30, 1996 were ($83,000) compared to $205,000 for the same period in 1995. The decrease is primarily attributable to the elimination of the interest expense associated with the Company's long-term debt which was repaid in full on March 21, 1996.

Net Income. Net income for the nine months ended September 30, 1996 increased 120% to $1,571,000 from $714,000 for the same period in 1995. Net income as a percentage of revenue for the nine month period ended September 30, 1996 increased to 2% from 1% for the same period in 1995. The increase in Net Income for the nine month period ended September 30, 1996 is primarily due to higher revenue and the reduction of interest expense and insurance settlement reserves.

Liquidity and Capital Resources. Working capital at September 30, 1996 was $21,445,000 compared to $17,339,000 at December 31, 1995. The current ratio was 2.2/1 at September 30, 1996 compared to 1.7/1 at December 31, 1995. Cash provided by operating activities was $4,111,000 for the nine month period ended September 30, 1996 compared to cash used in operating activities of $58,000 for the same period in 1995. The increase in cash provided by operations is primarily due to the increase in billings and an increase in accounts receivable collections. During the first nine months of 1996, cash of $1,442,000 was used for purchases of property and equipment, $618,000 was used for the acquisition of the assets of Safe Air Inc., $100,000 was used for other acquisition activities, and $5,850,000 was used for repayment of the Company's long-term debt.

Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995 the Company has received to date a $4,520,000, interest-free working capital loan. The loan is payable according to the provisions contained in the agreement and is expected to remain outstanding for the full ten year term of the agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities, as amended on May 1, 1996, will be sufficient throughout the next twelve months to finance its working capital needs and planned capital expenditures and to service possible future indebtedness. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a.) EXHIBITS

     Exhibit  11.      Statement Re-Computation of Per-Share Earnings.

(b.) REPORTS ON FORM 8-K

     i.) Form 8-K filed August 28, 1996  Reported the  Resignation  of the
         Company President and the appointment of an interim President.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NSC CORPORATION


Date: November 4, 1996                 By _____/s/  J. DRENNAN LOWELL_____
                                       J. Drennan Lowell
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary

                                       Signing  on  behalf  of the registrant
                                       and as principalfinancial officer.