Form 10-K
period 1996-12-31
NSC CORP
filed 1997-03-31
CIK 863210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-K
      (Mark One)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes _X_   No ___

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 27, 1997 was $4,877,938.

The number of shares of Common Stock outstanding on March 27, 1997 was 9,971,175 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                 NSC Corporation
                         1996 Annual Report on Form 10-K

                                Table of Contents


Part I
------------------------------------------------------------------------------
Item   1.     Business                                                       3
Item   2.     Properties                                                    10
Item   3.     Legal Proceedings                                             11
Item   4.     Submission of Matters to a Vote of Security Holders           11

Executive Officers of the Registrant                                        12

Part II
------------------------------------------------------------------------------
Item   5.     Market for the Registrant's Common Stock and Related
               Stockholder Matters                                          13
Item   6.     Selected Financial Data                                       14
Item   7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          16
Item   8.     Financial Statements and Supplementary Data                   18
Item   9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                         33

Part III
------------------------------------------------------------------------------
Item 10.      Directors and Executive Officers of the Registrant            33
Item 11.      Executive Compensation                                        33
Item 12.      Security Ownership of Certain Beneficial Owners and
               Management                                                   33
Item 13.      Certain Relationships and Related Transactions                33

Part IV
------------------------------------------------------------------------------
Item 14.      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                  34

Signatures                                                                  37

PART I
Item 1.  Business

General

NSC Corporation (the "Company") is a leading provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients located throughout the United States. The Company provides asbestos-abatement services through three of its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSCI"), National Service Cleaning Corp. ("NSCC") and NSC Energy Services, Inc.("NSCESI"); demolition and dismantling services through its wholly-owned subsidiary, Olshan Demolishing Management, Inc. ("ODMI"); and specialty coatings applications and lead paint-abatement through its wholly-owned subsidiary, NSC Specialty Coatings, Inc. ("NSCSCI").

For financial information concerning the Company's two principal service segments, asbestos-abatement (which includes specialty coatings applications and lead paint-abatement) and demolition and dismantling, see Note 13 to the Notes to the Consolidated Financial Statements included elsewhere herein.

The predecessor of the Company was founded in 1976 and initially provided various cleaning services to commercial, industrial and residential real estate properties. From the early 1980s and until the 1995 inclusion of ODMI's activities, substantially all of the Company's revenue was derived from asbestos-abatement services. The Company and a predecessor company to NSCC were acquired by OHM Corporation ("OHM") in June 1988. During 1989, NSCC was incorporated in Connecticut to provide asbestos-abatement services to clients which generally do not require the use of unionized labor. In June 1990, the Company completed an initial public offering of its common stock.

On May 4, 1993 pursuant to a Purchase Agreement among the Company, NSC Industrial Services Corp. ("Industrial"), OHM, The Brand Companies, Inc. ("Brand") and Waste Management, Inc. ("WMI"), now known as WMX Technologies, Inc., the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for 4,010,000 shares of the Company's common stock and all the common stock of Industrial. As of December 31, 1996 and 1995, OHM and Rust International Inc. (a successor company to Brand and hereinafter referred to as "Rust") each owned approximately forty percent of the Company's common stock.

On April 20, 1995 the Company entered into an Interim Management and Operating Agreements with Rust under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market.

The market for asbestos-abatement services has seen dramatic changes over the past several years. In the mid-to-late 1980s, the demand in the marketplace was extremely high, with many owners of buildings and facilities undertaking large-scale abatement projects as a perceived risk reduction measure. This demand, coupled with low barriers to entry, provided the conditions for the development of several large, national asbestos-abatement contractors.

While demand for asbestos-abatement services has stabilized, credible estimates for the market show steady demand over the coming years. As such demand is dependent on the fluctuation of the national economy and the finite amount of asbestos remaining to be removed, there can be no assurance that such demand will remain steady. The Company, nevertheless, is positioned to increase its share of this market through a focused sales and marketing effort. Furthermore, through diversification into the demolition and lead paint-abatement markets, the Company is striving to provide a full suite of specialty contracting services to the performance-sensitive customer. The market will continue to demand quality performance, and the Company will strive to meet these demands through a unified focus on safety, customer satisfaction, financial performance and personnel development.

Asbestos-Abatement and Demolition Operations

The Company provides asbestos-abatement and other specialty contracting services through its network of 16 offices located throughout the United States and demolition and dismantling services through its Houston, Texas office. NSCI is licensed to conduct asbestos-abatement services in 31 states and generally provides its services with unionized labor, while NSCC is licensed to perform asbestos-abatement services in 34 states and provides its services with non-unionized labor. ODMI is licensed to conduct demolition and dismantling services in 49 states and the District of Columbia, Canada and Puerto Rico. ODMI provides its services with non-unionized labor; NSCC and ODMI often utilize subcontractor and temporary labor.

An asbestos-abatement or demolition and dismantling program is focused on meeting the needs of the facility owner or operator to manage properly the financial, regulatory and safety-related risks associated with a demolition or asbestos project. The Company's removal and demolition services require the coordination of several processes: marketing, bidding and contracting, project management, health and safety programs, and the actual asbestos removal or dismantling and demolition. The Company's management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

The Bidding and Contract Process

While some of the Company's contracts are directly entered into with its clients without a formal bidding process, the Company receives a significant portion of its asbestos-abatement and demolition and dismantling contracts through a bidding process. The majority of the Company's projects are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. The Company obtains work and performs services under contract, often on the basis of plans, specifications or requirements prepared by the client or the client's agent. Contracting opportunities are identified by telemarketing and the local sales force and are entered into following competitive bidding or direct negotiations with the customer or its agent. Generally, these contracts encompass supplying project management, labor, tools, equipment and materials. In most cases, a significant portion of the total costs incurred by the Company's asbestos-abatement operations is attributable to labor while a significant portion of the total costs of its demolition and dismantling operations is attributable to equipment rental costs. While large abatement contracts may last more than one year, the majority of the Company's projects are completed within five months.
Project Management

Each project is coordinated and supervised by a project manager who selects the requisite equipment, ensures contract compliance and supervises all personnel. The Company employs a computerized job cost system which allows it to track project profitability on an ongoing basis. The project manager reviews the progress of the project on a regular basis with management. The estimator continues to oversee the completion of the project, which includes any subsequent change orders. The day-to-day documentation of air testing, lead monitoring and final clean analysis is an important part of the process and is generally provided by the client's consultants.

Health and Safety

The Company's written Safety Program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. In compliance with the EPA's Asbestos Hazard Emergency Response Act ("AHERA") Model Accreditation Plan ("MAP"), all asbestos-abatement supervisors and workers are required to attend and satisfactorily pass a written examination both initially and during annual refresher training. To meet the medical surveillance and respiratory protection requirements of the Occupational Safety and Health Administration ("OSHA") standards, all asbestos-abatement personnel entering an asbestos atmosphere and all demolition personnel entering a lead atmosphere, must first undergo an initial, and then annual, medical examination, which includes a complete medical and work history, pulmonary function testing and a chest roentgenogram. In addition to the required wearing of protective clothing and other personal protective equipment, all individuals leaving a contaminated area are required to undergo stringent decontamination procedures. During the asbestos-abatement process, the Company engages in daily personal air monitoring and during the demolition and dismantling process, the Company engages in lead, heavy metal and other contaminant testing. In either process, the Company strives to comply with all regulatory and safety requirements. Comprehensive documentation is an important part of the asbestos-abatement and demolition and dismantling process.

The Abatement Process

The Company's workers remove asbestos in accordance with the regulations of the Environmental Protection Agency ("EPA") and OSHA with applicable state and local regulations. Before any removal can begin, the work area must be sealed off from the interior building environment as well as from the outdoor environment. The containment of the work area requires the construction of barriers on the walls and floors made of plastic sheeting sealed at the seams. Air locks are built for entry of personnel and equipment, and a negative pressure air filtration system is required to prevent the escape of any asbestos fibers from the work area. The Company constructs a worker decontamination area which is generally comprised of a clean area where workers prepare for the work shift and an area where the workers shower after leaving the sealed-off work area. Workers are fitted with respirators and disposable suits prior to entering the work area.

Throughout the abatement process, air samples are taken to indicate the level of airborne fibers both inside and outside the work area to protect the workers and the building occupants. The environmental consultant, engineer or industrial hygienist tests air samples from the work area both during and upon completion of the project to monitor compliance with job specifications.

A thorough cleaning of the work area is conducted after removal, which includes high-efficiency particulate air filter vacuuming and wet mopping of all surfaces. All barriers erected during the asbestos-abatement project are dismantled and disposed of in the same manner as asbestos waste. The Company encapsulates the area from which asbestos was removed by applying a penetrating encapsulant in an effort to seal off any possible remaining fibers.

The Demolition and Dismantling Process

The Company performs commercial demolition and industrial dismantling for public and private customers throughout the United States. All work is done in accordance with the specifications prepared by the owner and in accordance with all OSHA, EPA, and state and federal governmental regulations. The Company is also subject to the regulations of the Mine Safety and Health Act ("MSHA") when it conducts demolition and dismantling projects at mining locations.

The Company performs a site specific safety survey of every project prior to beginning work. An engineering survey of the equipment, structures, or buildings to be dismantled or demolished is prepared outlining potential hazards and methods used to alleviate the hazards. During the course of the project, daily safety meetings are conducted to discuss that day's activities, potential problems and measures to overcome the problems. Industrial dismantling involves removing structures and equipment in manufacturing facilities. The Company's workers, utilizing specially-designed equipment and attachments, carefully dismantle the structures and equipment from the top down. All materials dismantled are either recycled or disposed of in a licensed landfill. Commercial demolition involves demolishing high-rise office buildings, hospitals, apartment complexes, and other buildings. The Company's workers, utilizing specialized equipment and occasionally explosives, demolish the buildings and remove the debris off site. All materials generated from demolition activities are either recycled or disposed of in a licensed landfill.

During dismantling and demolition operations, recyclable metals and reusable equipment are generated. Typically, the Company takes title to these materials and sells them to brokers and end users. Sales proceeds from the recyclable metals and the reusable equipment are generally part of the Company's compensation to perform the work. After equipment, structures, and buildings are removed in accordance with the owner's specification, the Company demobilizes its equipment and personnel from the area.

Markets and Customers

The Company's primary markets for its asbestos-abatement, demolition and dismantling and other specialty contracting services are the states of Arizona, California, Georgia, Illinois, Kentucky, Massachusetts, Minnesota, New York, Pennsylvania, South Carolina and Texas. The Company's headquarters is located in Methuen, Massachusetts, outside of Boston.

The Company believes that its primary clients, which include large industrial processing and manufacturing corporations, insurance companies, real estate development companies and owners and tenants of large commercial and governmental facilities, tend to emphasize quality and safety along with price considerations in making their decision. The Company typically contracts directly with owners, operators or tenants of properties and works closely with the environmental consultant of the client in performing removal services. No single customer accounted for more than 10% of the Company's consolidated revenue during 1996.

Following its acquisition by OHM in June 1988, the Company began performing asbestos-abatement services for OHM, principally in connection with certain large industrial decontamination and demolition projects performed by OHM. Following the acquisition of the Division in May 1993, the Company began providing asbestos-abatement services on a subcontract basis for Rust and its affiliates in connection with certain large industrial decontamination and demolition projects performed by Rust. The Company provides such services on a competitive basis to both OHM and Rust. Revenue for these services to OHM and Rust amounted to approximately $40,000 and $84,000, respectively, in 1996. The Company expects to continue to provide services to OHM and Rust on a subcontract basis, both inside and outside its primary market areas.

The Company divides the market for asbestos-abatement and demolition and dismantling services into the following categories: (1) commercial/large residential buildings; (2) industrial facilities; and (3) institutional, which includes schools, government buildings, airports, hospitals and other buildings not described by another category. The following table summarizes the Company's gross revenues by category for the periods indicated:

                                        Years Ended December 31,
                           -----------------------------------------------------
                                1996              1995                1994
                           ---------------   ---------------     ---------------
                                      (In Thousands, Except Percentages)

 Commercial  ............. $ 56,299    44%    $ 60,895    49%    $ 63,465    48%
 Industrial  .............   53,929    42       41,524    33       29,088    22
 Institutional  ..........   18,814    14       22,110    18       39,665    30
                             ------  ----     --------  ----     --------  ----
                           $129,042   100%    $124,529   100%    $132,218   100%
                           ========  ====     ========  ====     ========  ====

The Company markets its services directly to companies that are in need of asbestos-abatement and demolition and dismantling services, to general contractors who oversee large renovation projects and to asbestos-abatement consulting firms from which the Company receives asbestos project referrals because of its reputation and experience.

Seasonality

The Company's business is subject to variations in revenue and net income for interim periods and from year to year, and increased revenue may not always result in a corresponding increase in net income. These conditions are due to a number of characteristics shared by the Company to varying degrees with most other members of the industry, including the following: (1) its businesses are seasonal (typically less activity during the winter months) and are affected by the scheduling of work at commercial properties, fiscal funding of projects by government entities, outages at utilities and shutdowns at other industrial facilities; (2) its asbestos business is labor intensive whereas its demolition business is equipment intensive; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which the Company has no control; and (4) costs ultimately incurred by the Company on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external sources and fluctuations in the prices of materials. Revenue and operating results of asbestos-abatement activities may also be affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. The revenue and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Competition

The market for the Company's services is highly competitive. The Company's ability to compete as a provider of asbestos-abatement and demolition and dismantling services depends upon pricing its services competitively, having the ability to respond promptly and with adequate amounts of resources, having a reputation for quality and safety, being able to obtain appropriate bonding and insurance, and hiring, training and retaining qualified personnel, particularly in the areas of estimating and project management. While the Company is a significant participant in the asbestos-abatement and demolition and dismantling services market, it continues to experience competition from national, regional and local firms, some of which have substantial resources and experience.

Insurance and Bonding

The Company has established an insurance program that has been tailored to meet the mutual risk management needs of its clients and the Company. The primary package begins with commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. When the Company's umbrella policy is used, the coverage limits are extended to $51,000,000 per occurrence and $52,000,000 general aggregate. Effective November 1, 1996 the Company's liability per occurrence under the general liability policy is $100,000, under the automobile liability policy is $350,000 and under the workers' compensation policy is $500,000.

Public asbestos-abatement and demolition and dismantling projects require that the Company post surety bonds as guarantees of performance of the Company's contracts. The bonds are required to protect the interests of the general public, as public funding is utilized in project financing. Additionally, surety bonds also guarantee that the Company will pay all of its bills, including suppliers and subcontractors who are working on projects for the Company. Similarly, many private projects also require surety bonds to serve as protection and provide guarantees for private owners.

The Company has existing surety relationships with The Insurance Company of the State of Pennsylvania (American International Group) and Reliance Insurance Group.

Employees

As of March 14, 1997 the Company had approximately 1,320 employees, of which approximately 80 are employed as managers or executives, approximately 30 provide technical or engineering services, approximately 60 are employed in sales, clerical and data processing activities and approximately 1,150 are employed in other capacities, principally hourly labor. During 1996, the number of hourly-rate employees ranged from 750 to 1,420. As of March 14, 1997 approximately 600 of the Company's employees were represented by various unions under numerous collective bargaining agreements. The Company is a party to a number of collective bargaining agreements with several unions which represent employees based upon geographic area or the nature of work performed by such employees. Such collective bargaining agreements expire at various times. The Company considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

Patents and Service Marks

The Company currently does not own any patents or service marks.

Government Regulation

The asbestos-abatement and demolition and dismantling process is regulated by the federal government through the EPA, OSHA and the Department of Transportation ("DOT"). Additionally, the demolition and dismantling process is regulated by MSHA when conducted at mining locations. EPA regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. AHERA mandates that public schools inspect for levels of asbestos contamination and prepare a specific management plan for appropriate remedial action. OSHA regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris.

EPA regulations under the Clean Air Act include requirements for wetting of the asbestos-containing material, the use of exhaust ventilation and filtration systems meeting certain specifications, and procedures for transporting and disposing of asbestos-containing material. Prior to commencing most removal projects, contractors are required to provide the EPA with written notification containing certain information, including the address of the project, the anticipated starting and completion dates, methods to be used to comply with the emission standards, the amount of asbestos-containing material involved in the project and the location of the EPA-approved disposal site.

The Toxic Substances Control Act ("TSCA"), as amended by AHERA, and the regulations promulgated pursuant thereto, require inspection of schools for asbestos and public notice of the inspection results, which often leads to demands for abatement. In addition, TSCA imposes asbestos exposure standards for state and local government employees. The EPA has also adopted regulations under AHERA which require schools to use accredited inspectors to inspect school buildings for asbestos-containing materials. If asbestos-containing materials are found and are damaged, the school must develop an asbestos management plan which outlines its management practices for the materials. Response actions may include encapsulation, enclosure, repair or removal of the asbestos-containing materials by an accredited contractor. The AHERA regulations impose affirmative obligations on the accredited contractor who performs the work on school building projects. These obligations include proper worker, employee and occupant protections. In addition, AHERA incorporated the OSHA standards for packaging, transportation and disposal of asbestos waste. If the asbestos-containing material is not damaged, continued inspection and monitoring by the school is required.

OSHA regulations establish maximum airborne asbestos, airborne lead and heavy metal exposure levels in the workplace for employees, including asbestos-abatement and demolition and dismantling workers. Such regulations require workplace air monitoring to ensure compliance with maximum exposure levels and prescribe engineering controls and workplace practices intended to reduce airborne asbestos, lead and heavy metal exposure in the workplace. Included in the workplace practice provisions is the required use of appropriate respirators, protective clothing and decontamination units for the asbestos-abatement and demolition and dismantling worker exposed to certain levels of asbestos or lead and heavy metals.

DOT regulations cover the management of the transportation of asbestos and demolition debris and establish certain certification, labeling and packaging requirements. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund Act, companies which arrange for the transportation and disposal of asbestos waste materials may be exposed to liability relating to the disposal of such material at sites which are or may be designated as national priority list sites.

Each of the states in which the Company currently operates have adopted laws and regulations governing the conduct of asbestos-abatement contractors. Such laws and regulations generally require the training and licensing of asbestos-abatement contractors and their workers and notice before the commencement of any asbestos-abatement project and specify standards of performance for the asbestos removal process. In addition, some states authorize municipalities to adopt more stringent standards.

The Company believes that additional state and local authorities will adopt similar laws and regulations and that existing laws and regulations will become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. Although subject to change, OSHA has adapted the final regulations as law. Many of the regulations are complex and frequently amended and, therefore, the Company is unable to predict what, if any, impact such regulations will have on its results of operations or financial condition. As a result of the extensive regulation, the Company and its subsidiaries are, have been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Because of the changing regulatory environment, there can be no assurance that violations by the Company of federal, state or local laws and regulations applicable to asbestos removal will not occur in the future or that changes in such laws and regulations would not have an adverse effect on the Company's business. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon the Company's business.

Licensing Requirements

Most states in which the Company operates require that the Company obtain asbestos licenses to provide asbestos-abatement services and contractor licenses to provide demolition and dismantling services. These licenses are generally subject to annual renewal. The Company has been able to obtain the renewal of its licenses without unusual difficulty or delay, and the Company believes that it is in substantial compliance with all current state licensing requirements where the Company intends to conduct business. In addition, certain states have adopted regulations which require state-specific training, testing and licensing of employees engaging in asbestos-abatement or demolition and dismantling activities.

Backlog

The majority of the Company's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. The unearned services portion of the Company's asbestos-abatement and demolition and dismantling services contracts and unfilled orders was approximately $38,875,000 for 1996 and $47,466,000 for both 1995 and 1994. Up to $1,650,000 of the
Company's backlog at December 31, 1996 may not be earned during 1997. The remaining amount of the Company's backlog at December 31, 1996 is expected to be completed in the current calendar year.

Item 2.  Properties

The Company currently owns and leases property to support its operations. These facilities provide space for sales and marketing functions and operations management and support. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices. The following table summarizes the Company's properties:
--------------------------------- ----------------------------------------------
Location              Principal Use            Acreage  Square Footage Own/Lease
--------------------------------------------------------------------------------
Methuen, MA           Corporate Headquarters      9        40,000         Own
                      Offices and Warehousing
--------------------------------------------------------------------------------
So. Windsor, CT       Offices                    --          *            Lease
--------------------------------------------------------------------------------
Thorofare, NJ         Offices and Warehousing    --        17,570         Lease
--------------------------------------------------------------------------------
San Antonio, FL       Offices and Warehousing    --         5,400         Lease
--------------------------------------------------------------------------------
Winfield, WV          Offices and Warehousing    --         5,000         Lease
--------------------------------------------------------------------------------
Cincinnati, OH        Offices and Warehousing    --         7,400         Lease
--------------------------------------------------------------------------------
Lombard, IL           Offices                    --         5,000         Lease
--------------------------------------------------------------------------------
Arden Hills, MN       Offices and Warehousing    --         8,400         Lease
--------------------------------------------------------------------------------
Maryland Heights, MO  Offices                    --         1,900         Lease
--------------------------------------------------------------------------------
Salem, NH             Offices                    --         3,850         Lease
--------------------------------------------------------------------------------
Houston, TX           Offices and Warehousing    --        24,240         Lease
--------------------------------------------------------------------------------
Orange, TX            Offices                    --          *            Lease
--------------------------------------------------------------------------------
Dallas, TX            Offices                    --          *            Lease
--------------------------------------------------------------------------------
Oakland, CA           Offices and Warehousing    --        11,100         Lease
--------------------------------------------------------------------------------
Salisbury, NC         Offices and Warehousing    --         5,400         Lease
--------------------------------------------------------------------------------
Baton Route, LA       Offices and Warehousing    --         1,250         Lease
--------------------------------------------------------------------------------


* These facilities consist of less than 1,000 square feet.


The Company's aggregate rental payments for leased office and warehouse space approximated $835,000 in 1996.

Item 3.  Legal Proceedings

The Company has been advised by the Department of Justice, Environmental Crimes Section, that the previously reported grand jury investigation relating to the operational activities involving a subsidiary of the Company as a subcontractor at the Weldon Springs Site Remedial Action Project has been concluded. The Company has been further advised by the Department of Justice, Environmental Crimes Section, that no action will be forthcoming against either the Company or its subsidiary as a result of the aforementioned investigation.

The Company is also subject to certain other legal proceedings, including those relating to regulatory compliance, in the ordinary course of its business. Management believes that such other proceedings are either adequately covered by insurance or if uninsured, will not, in the aggregate, have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 14, 1997 are listed below:

Victor J. Barnhart        54    Chairman and Chief Executive Officer
Darryl G. Schimeck        36    President and Chief Operating Officer
J. Drennan Lowell         40    Vice President, Chief Financial Officer,
                                Treasurer  and Secretary
Efstathios A. Kouninis    35    Corporate Controller

Victor J. Barnhart has been Chairman and Chief Executive Officer since December 5, 1996. Prior to joining the Company Mr. Barnhart was the President of Integrated Environmental Services - WMX Technologies since December 1995 and President of Rust Industrial Services Inc. and Rust Remedial Services, Inc., subsidiaries of WMX Technologies, since November 1990.

Darryl G. Schimeck has been President and Chief Operating Officer since December 5, 1996 and served as President of National Surface Cleaning, Inc., a wholly-owned subsidiary of the Company, since July 10, 1995 and Vice President, Sales and Marketing, since February 1995. Prior to joining the Company, Mr. Schimeck served as Senior Vice President of Growth Environmental Services, Inc. from August 1994 through January 1995. Prior to that, Mr. Schimeck was President of Rust Scaffold Rental and Erection, Inc. from July 1993 through July 1994. From September 1992 to July 1993 he was Vice President - Northern Region for Brand Scaffold Services, Inc.

J. Drennan Lowell has been Vice President, Chief Financial Officer and Secretary since November 1993 and Treasurer since May 1994. Prior to joining the Company, Mr. Lowell served as Vice President of Finance for Wheelabrator Clean Air Systems Inc. from December 1992 to November 1993 and for Wheelabrator Clean Water Systems Inc. from August 1991 to November 1993.

Efstathios A. Kouninis has been Corporate Controller since February 1996 and Director of Tax and Internal Audit since September 1994. Prior to joining the Company, Mr. Kouninis served in positions of increasing responsibility in accounting for Wheelabrator Technologies Inc. since November 1991.

Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Common Stock is admitted for trading on the National Association of Securities Dealers Automatic Quotation System, National Market System
("NASDAQ"). As of March 14, 1997 there were approximately 38 holders of record of the Common Stock. During December 1996, the Company declared and paid a cash dividend of $0.15 per share of common stock. Pursuant to the Revolving Credit Facility, as amended, the Company must comply with certain financial covenants for the declaration and payment of any cash dividends. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company. The Common Stock does not have any preemptive rights.

The table below sets forth, for the calendar quarters indicated, the reported high and low closing sales prices of the Common Stock as reported by NASDAQ based on published financial sources:

                                     1996                    1995
                                --------------         --------------
    Quarter Ended                 High    Low            High    Low
    -----------------------------------------------------------------
    December 31..............    2 1/2    1 3/8          2 3/4   1 3/32
    September 30.............    2        1 1/2          3       2
    June 30..................    2 1/2    1 1/4          3 3/8   2 1/2
    March 31.................    2 1/2    1 1/8          3 1/2   2 1/2

Item 6. Selected Financial Data

(a) The Consolidated Five year Summary of Results of Operations for each of the five years ended December 31 is set forth below:

(In thousands, except per-share data)
Years Ended December 31,                                            1996          1995          1994        1993(1)        1992(2)
--------------------------------------------------------------    --------      --------      --------      --------      --------

Revenue.......................................................    $129,043      $124,529      $132,218      $110,254      $ 62,220

Discontinued operations, net of income tax effects:
 Income from operations.......................................           -             -             -             -           174
 Provision for loss on disposition............................           -             -             -             -          (600)
                                                                  --------      --------      --------      --------      --------
   Income (loss) before cumulative effect of accounting change           -             -             -             -        (2,030)
Cumulative effect of accounting change........................           -             -             -             -        (1,000)
                                                                  --------      --------      --------      --------      --------
   Net income (loss)..........................................    $  1,861      $    715      $  2,566      $  3,373      $ (3,030)
                                                                  ========      ========      ========      ========      ========
Net income (loss) per share ( 3 )
   Continuing operations......................................    $   0.19      $   0.07      $   0.26      $   0.40      $  (0.28)
   Discontinued operations:
     From operations..........................................           -             -             -             -          0.03
     From disposition.........................................           -             -             -             -         (0.10)
Cumulative effect of accounting change........................           -             -             -             -         (0.18)
                                                                  --------      --------      --------      --------      --------
                                                                  $   0.19      $   0.07      $   0.26      $   0.40      $  (0.53)
                                                                  ========      ========      ========      ========      ========

Weighted average number of common
 shares outstanding...........................................       9,971         9,971         9,971         8,504         5,735
                                                                  ========      ========      ========      ========      ========

Cash dividends declared per common share (4)..................    $   0.15      $   0.15      $   0.15      $   1.20      $      -
                                                                  ========      ========      ========      ========      ========

  (b)  The consolidated five year summary of financial position as of December 31 is set forth below:

December 31,                                                        1996          1995          1994          1993          1992
-------------------------------------------------------------     --------      --------      --------      --------      --------
                                                                                           (In Thousands)
Total assets.................................................     $ 85,225      $ 87,161      $ 88,287      $ 93,569      $ 68,264
Non current liabilities, including current portion
   of long-term debt (5).....................................        7,611         7,421        10,588        13,775        15,848


(1) The statement of operations data for the year ended December 31, 1993 includes the results of operations from May 4, 1993 (date of acquisition) of the Division.

(2) The results of continuing operations for the year ended December 31, 1992 include pre-tax special charges totaling $5 million ($3.1 million after-tax), or $0.53 per share, related to restructuring of the Company's asbestos-abatement business and reserves for insurance and certain other matters. The cumulative effect of accounting change of $1 million, or $0.18 per share, is for early adoption of Financial Accounting Standards Board Statement No. 109, "Accounting For Income Taxes." In addition, the results of operations for the year ended December 31, 1992 include the provision for loss on disposition, net of income tax benefit, of the Company's industrial cleaning services business.

(3) The net income per share amounts have been computed by dividing net income by the average number of common shares outstanding during the respective periods.

(4) In December 1996, 1995 and 1994, the Company declared and paid a cash dividend of $0.15 per common share and $1.20 per common share in December 1993.

(5) In December 31, 1992, $14,850,000 of the noncurrent liabilities are amounts due to OHM. On May 4, 1993 all outstanding amounts due to OHM were repaid with term loan borrowings under a senior revolving credit facility with banks. On March 21, 1996 the amount due to the banks under the senior revolving credit facility was repaid in full.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             Results of Operations

                                 1996 vs. 1995
                              Continuing Operations

Revenue. The Company's consolidated revenue for the year ended December 31, 1996 increased 3.6% to $129,043,000 from $124,529,000 for the same period in 1995. This increase was due to the inclusion in 1996 of a full year of ODMI generated revenue of $21,421,000 compared with $7,589,000 for the four months ended December 31, 1995 and the $9,895,000 decline in asbestos-abatement revenue. The decline in asbestos-abatement revenue in 1996 was primarily due to normal fluctuations in the volume of abatement work available, as well as the Company's increased selectivity in accepting profitable projects.

Gross Profit. Gross profit as a percentage of revenue increased to 17.5% in 1996 from 15.6% in 1995. The increase in the gross profit margin is primarily attributable to a reduction of insurance claims and their respective settlement reserves.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1996 increased $78,000 or less than 1% to $16,431,000 from $16,353,000 for the same period in 1995. SG&A expenses as a percentage of revenue for 1996 and 1995 remained constant at 13%. In 1996 ODMI incurred a full year of SG&A expenses of $1,814,000 compared with four months in 1995 of $714,000. The increase of ODMI expenses for 1996 was offset by a general reduction in SG&A expenses resulting from the Company's continued cost containment efforts.

Other Operating Expenses. Other operating expenses in 1996 increased to $700,000 from $169,000 in 1995 due to the inclusion of a full year of ODMI activities. ODMI is required to pay Rust an annual fee based on operating profit, if any, in exchange for the right to operate ODC.

Other (Income) Expenses. Other (income) expenses in 1996 increased to $635,000 from $191,000 in 1995. In the fourth quarter of 1996, the Company wrote-down to market the value of certain real property that no longer fits its strategic plans. The write-down of the property amounted to $625,000. This increase in other expenses was partially offset by the reduction in interest expense associated with the Company's long-term debt, which was repaid in full on March 21, 1996.

Net Income. Net income increased 160% to $1,861,000 in 1996 from $715,000 in 1995. Net income as a percentage of revenue increased to 1.4% in 1996 from 0.6% in 1995. The increase in net income is attributable to higher revenue and the reduction of interest expense and insurance settlement reserves.


                                  1995 vs. 1994
                              Continuing Operations

Revenue. Revenue for the year ended December 31, 1995 decreased 6% to $124,529,000 from $132,218,000 for the same period in 1994. The decrease in revenue during 1995 was due in part to market fluctuations in the volume of abatement work performed, as well as to increased selectivity in the Company's bidding process. The decrease in revenue was offset in part by the inclusion in 1995 of $7,589,000 revenue generated by ODMI activities.

Gross Profit. Gross profit for the year ended December 31, 1995 decreased 10% to $19,447,000 from $21,716,000 for the same period in 1994. Gross profit as a percentage of revenue decreased to 15% for 1995 from 16% for 1994, due to a significant extent to a change in the mix of projects undertaken and increased provisions for indemnity and workers' compensation losses in connection with the unfavorable resolution in 1995 of two significant claims.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1995 increased $805,000, or 5%, to $16,353,000 from $15,548,000 for the same period in 1994.
SG&A expenses, as a percentage of revenue, were 13% for 1995 compared to 12% for the same period in 1994, primarily due to a reduced revenue base and legal costs related to the Weldon Springs grand jury investigation.
(See "Item 3. Legal Proceedings".)

Other Operating Expenses. In April 1995, the Company entered into an Operating Agreement with Rust under which the Company, through ODMI, assumed the management of ODC, a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. In exchange for the right to operate ODC, the Company is required to pay Rust an annual fee based on operating profit, if any, which amounted to $169,000 in 1995.

Other (Income) Expenses. Other (income) expenses for the year ended December 31, 1995 were $191,000 compared to $418,000 for the same period in 1994. The net decrease of $227,000 is primarily attributable to lower interest expense due to scheduled and unscheduled reductions in the Company's long-term debt.

Net Income. The Company recorded net income of $715,000, or $0.07 per share, for the year ended December 31, 1995 compared to $2,566,000, or $0.26 per share, for the same period in 1994. Net income as a percentage of revenue for December 31, 1995 decreased by less than 1% as compared to the same period in 1994, which is directly related to the decrease in revenue and increases in direct and SG&A costs as a percentage of these revenues.

Liquidity and Capital Resources

Working capital at December 31, 1996 was $21,154,000 compared to $17,339,000 at December 31, 1995. The current ratio was 2.1/1 at December 31, 1996 compared to 1.7/1 at December 31, 1995. Cash provided by operating activities was $6,752,000 for 1996 compared to $2,125,000 for 1995. The increase in cash provided by operations is primarily due to increased billings and accounts receivable collections. During 1996, cash of $2,024,000 was used for purchases of property and equipment, of which $769,000 was used towards the implementation of new software technology. During 1997 the Company estimates that it will spend an additional $600,000 to complete the implementation and bring this software on-line by the early part of 1998. Also in 1996, cash of $618,000 was used for the acquisition of the assets of Safe Air Inc., a leader in the indoor air quality industry, $100,000 was used for other acquisition activities, and $5,850,000 was used for repayment of the Company's long-term debt. Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995, the Company has received to date a $4,520,000 interest-free working capital loan. The loan is payable according to the provisions contained in the Agreement and is expected to remain outstanding for the full ten year term of the Agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities, as amended on May 1, 1996, will be sufficient throughout the next twelve months to finance its working capital needs and planned capital expenditures. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

In connection with the acquisition of the Division, Rust (successor to Brand) has provided the Company with a $25 million revolving credit facility. No amounts were borrowed under this revolving credit facility during 1996, 1995 or 1994. This revolving credit facility terminated June 6, 1996.

The nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at December 31, 1996 of $5,410,000 and at December 31, 1995 of $6,694,000.

Inflation

Historically, inflation has not had a significant impact upon the Company or its cost of operations.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary consolidated quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 are set forth on pages 19 through 22.

NSC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per-Share Data)


                                                              December 31,
                                                         ---------------------
                                                          1,996         1995
ASSETS                                                   -------       -------
Current assets:
   Cash and cash equivalents..........................   $ 3,975       $ 4,094
   Accounts receivable, net...........................    26,859        27,125
   Costs and estimated earnings on contracts
     in process in excess of billings.................     7,739         7,894
   Inventories........................................       878         1,041
   Prepaid expenses and other current assets..........     1,672         1,559
   Refundable income taxes............................         -            92
                                                         -------       -------
                                                          41,123        41,805

Property and equipment, net...........................     7,352         8,484

Other noncurrent assets:
  Goodwill, net of accumulated amortization of
    $6,884 and $5,787 in 1996 and 1995, respectively..    36,275        36,872
     Other assets.....................................       475             -
                                                         -------       -------
                                                          36,750        36,872
                                                         -------       -------
   Total assets.......................................   $85,225       $87,161
                                                         =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................   $ 3,448       $ 3,063
   Billings in excess of costs and estimated
     earnings on contracts in process.................     5,237         3,932
   Accrued compensation and related costs.............     3,898         3,751
   Federal, state and local taxes.....................       887           250
   Other accrued liabilities..........................     1,089           926
   Reserve for self insurance claims
     and other contingencies..........................     5,410         6,694
   Current portion of noncurrent liabilities..........         -         5,850
                                                         -------       -------
                                                          19,969        24,466
Noncurrent liabilities:
   Payable to affiliate...............................     4,520         1,571
   Deferred income taxes..............................     3,090         3,843

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding..........         -             -
   Common stock $.01 par value, 20,000,000 shares
     authorized, 9,971,175 shares issued and
     outstanding in both 1996 and 1995................       100           100
   Additional paid-in capital.........................    56,079        56,079
   Retained earnings..................................     1,467         1,102
                                                         -------       -------
                                                          57,646        57,281
                                                         -------       -------
   Total liabilities and stockholders' equity.........   $85,225       $87,161
                                                         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

NSC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per-Share Data)

                                                                Years Ended December 31,
                                                         --------------------------------------
                                                           1996           1995           1994
                                                         --------       --------       --------
 Revenue...............................................  $129,043       $124,529       $132,218
Cost of  services.....................................    106,454        105,082        110,502
                                                         --------       --------       --------
   Gross profit.......................................     22,589         19,447         21,716
Selling, general and administrative expenses..........     16,431         16,353         15,548
Other operating expenses..............................        700            169              -
Goodwill amortization.................................      1,097          1,066          1,067
                                                         --------       --------       --------
                                                            4,361          1,859          5,101
                                                         --------       --------       --------
Other:
  Interest expense....................................        112            587            804
  Other expenses......................................        523           (396)          (386)
                                                         --------       --------       --------
                                                              635            191            418
                                                         --------       --------       --------
   Income before income taxes.........................      3,726          1,668          4,683
Income taxes..........................................      1,865            953          2,117
                                                         --------       --------       --------
   Net income.........................................   $  1,861       $    715       $  2,566
                                                         ========       ========       ========

Net income per share..................................   $   0.19       $   0.07       $   0.26
                                                         ========       ========       ========

Weighted-average number of common shares outstanding..      9,971          9,971          9,971
                                                         ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

NSC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Per-Share Data)


                                                  Common Stock
                                              --------------------     Additional                    Total
                                              Number of                  Paid-in      Retained    Stockholders'
                                                Shares      Amount       Capital      Earnings       Equity
                                               -------      ------      --------      --------      --------
Balance at January 1, 1994..................     9,971      $  100      $ 56,079      $    813      $ 56,992
Net income..................................         -           -             -         2,566         2,566
Cash dividend declared ($0.15 per share)....         -           -             -        (1,496)       (1,496)
                                               -------      ------      --------      --------      --------
Balance at December 31, 1994................     9,971      $  100      $ 56,079      $  1,883      $ 58,062
                                               -------      ------      --------      --------      --------
Net income..................................         -           -             -           715           715
Cash dividend declared ($0.15 per share)....         -           -             -        (1,496)       (1,496)
                                               -------      ------      --------      --------      --------
Balance at December 31, 1995................     9,971      $  100      $ 56,079      $  1,102      $ 57,281
                                               -------      ------      --------      --------      --------
Net income..................................         -           -             -         1,861         1,861
Cash dividend declared ($0.15 per share)....         -           -             -        (1,496)       (1,496)
                                               -------      ------      --------      --------      --------
Balance at December 31, 1996................     9,971      $  100      $ 56,079      $  1,467      $ 57,646
                                               =======      ======      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

NSC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                Years Ended December 31,
                                                         --------------------------------------
                                                           1996           1995           1994
                                                         --------       --------       --------
  Cash flows from operating activities:
    Net income .........................................  $ 1,861        $   715        $ 2,566
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation...................................    1,716          1,830          2,160
         Goodwill amortization..........................    1,097          1,066          1,067
         Deferred income taxes..........................     (771)        (1,034)         1,072
         Loss (gain) on disposition of property
           and equipment................................      194            (36)          (123)
         Loss on impairement of assets held for sale....      625              -              -
    Changes in assets and liabilities, net of effects
      of acquired business:
    Accounts receivable, net............................      266           (984)         2,943
    Costs and estimated earnings on contracts
     in process in excess of billings...................      155         (2,283)        (1,048)
    Other current assets................................      235            487          3,884
    Accounts payable....................................      385           (176)        (1,677)
    Billings in excess of costs and estimated
     earnings on contracts in process...................    1,305         (1,559)          (471)
    Other current liabilities...........................     (316)         4,061         (2,197)
    Other...............................................        -             38             14
                                                          -------        -------        -------
         Net cash provided by operating activities......    6,752          2,125          8,190
                                                          -------        -------        -------
Cash flows from investing activities:
    Purchases of property and equipment.................   (2,024)          (759)          (814)
    Proceeds from sale of property and equipment........      268            144            350
    Acquisiton of other assets..........................     (718)             -              -
                                                          -------        -------        -------
         Net cash used in investing activities..........   (2,474)          (615)          (464)
                                                          -------        -------        -------
Cash flows from financing activities:
    Payments on long-term debt..........................   (5,850)        (4,738)        (3,187)
    Proceeds of loan from affiliate.....................    2,949              -              -
    Cash dividend paid..................................   (1,496)        (1,496)        (1,496)
                                                          -------        -------        -------
         Net cash used in financing activities..........   (4,397)        (6,234)        (4,683)
                                                          -------        -------        -------
         Net increase (decrease) in cash
           and cash equivalents.........................     (119)       (4,724)          3,043
    Cash and cash equivalents at beginning of periods...    4,094          8,818          5,775
                                                          -------        -------        -------
    Cash and cash equivalents at end of periods.........    3,975          4,094          8,818
                                                          =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

NSC Corporation
Notes to Consolidated Financial Statements
December 31, 1996

Note 1 - Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation. The accompanying consolidated financial statements include the accounts of NSC Corporation (the "Company") and its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSCI"), National Service Cleaning Corp. ("NSCC"), NSC Energy Services, Inc. ("NSCESI"), NSC Specialty Coatings, Inc. ("NSCSCI") and since September 4, 1995 Olshan Demolishing Management, Inc. ("ODMI") - see Note 9 - "Transactions with Affiliates". All intercompany transactions have been eliminated in consolidation. The Company is a Delaware corporation and was a seventy percent-owned subsidiary of OHM Corporation ("OHM") through May 3, 1993. On May 4, 1993 pursuant to a Purchase Agreement among the Company, Industrial, OHM, The Brand Companies, Inc. ("Brand") and Waste Management, Inc. ("WMI"), now known as WMX Technologies, Inc., the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for 4,010,000 shares of the Company's common stock and all the common stock of Industrial. As of December 31, 1996 and 1995, OHM and Rust International Inc. (a successor company to Brand and hereinafter referred to as "Rust") each owned approximately forty percent of the Company's common stock.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may or may not be material.

Revenue and Cost Recognition. The Company primarily derives its revenues from providing asbestos-abatement, demolition and dismantling and other specialty contracting services under fixed-price, time and materials and unit price contracts. In addition, certain revenue is derived from the sale of scrap metals and processing equipment removed from demolition sites. The Company recognizes revenues and related income from its fixed- and unit-price contracts in process using the percentage-of-completion method of accounting. The Company determines the percentage-of-completion of its contracts by comparing costs incurred to date to total estimated costs. Revenues from time and material-type contracts are recorded based on cost incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues are recognized for amounts under pending claims when management believes it is probable the claim will result in additional contract revenues and the amount can be reliably estimated. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect costs related to the contract performance. Selling, general and administrative expenses are charged to expense as incurred. The asset, "costs and estimated earnings on contracts in process in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings on contracts in process in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Direct Subcontract Costs. The Company incurs a substantial amount of direct subcontract costs which are passed through to its clients. These costs result from the use of subcontractors on projects for labor, transportation and disposal of asbestos materials, analytical and restoration services, and other removal-related services. The direct subcontract costs were $25,240,000,
$24,426,000  and  $23,672,000  for 1996,  1995 and 1994,  respectively,  and are included in Costs of Services in the 1996 Consolidated Statement of Income.

Inventories. Inventories primarily consist of operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives (3 to 30 years) of the respective assets using the straight-line method.

Goodwill. Goodwill is amortized, generally, on a straight-line basis over a 40-year life and is reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Long-Lived Assets. The adoption by the Company in 1996 of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets to be Disposed Of" did not materially affect the Company's consolidated financial statements. In the event that facts and circumstances indicate that any of the Company's long-lived assets may be impaired, an evaluation of recoverability would be performed. If after such evaluation it is determined that an asset is impaired, the carrying value of the asset would be reduced to fair value.

Income Taxes. The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities.

Stock Compensation. Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Cash Equivalents and Cash Flow Information. The Company considers all investments having a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates fair market value. Cash paid for income taxes was $2,007,000, $1,702,000 and $263,000 for 1996, 1995, and 1994, respectively. Cash paid for interest was $112,000, $587,000 and $802,000 for 1996, 1995 and 1994, respectively. The effects of the Company's cash and non-cash transactions with ODMI are described in Note 9, "Transactions with Affiliates."

Net Income Per Share. The net income per share amounts for 1996, 1995 and 1994 have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Note 2 - Accounts Receivable

Accounts receivable are summarized as follows:
                                                          December 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
                                                          (In Thousands)

Accounts billed and due currently .................   $24,861       $24,479
Retained ..........................................     2,555         3,195
                                                      -------       -------
                                                       27,416        27,674
Allowance for uncollectible accounts ..............      (557)         (549)
                                                      -------       -------
                                                      $26,859       $27,125
                                                      =======       =======

The retained receivables at December 31, 1996 are expected to be collected within one year.

Note 3 - Properties and Equipment

Properties and equipment were as follows:

                                                          December 31,
                                                    -----------------------
                                                       1996          1995
                                                    --------       --------
                                                        (In Thousands)
Land.............................................   $    767       $    998
Buildings and improvements.......................      4,311          5,588
Machinery and equipment..........................      9,868          8,813
Projects in progress.............................        558              -
                                                    --------       --------
                                                      15,504         15,399
Accumulated depreciation.........................     (8,152)        (6,915)
                                                    --------       --------
Properties and equipment, net....................   $  7,352       $  8,484
                                                    ========       ========


In 1995, the Company removed from its books fully depreciated assets with a total cost of $3,334,000.

In 1996, the Company wrote-down to market the carrying value of its Hammond, IN property which no longer fits in its strategic plans and is currently held for sale. The write-down of the property amounted to $625,000 and is included in other expenses in the 1996 Consolidated Statement of Income. Also in 1996, cash of $769,000 was used towards the implementation of new software technology. During 1997 the Company estimates that it will spend additional an $600,000 to complete the implementation and bring this software on-line by the early part of 1998.

Note 4 - Costs and Estimated Earnings on Contracts in Process

The consolidated balance sheets include the following amounts:
                                                           December 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
                                                         (In Thousands)

Costs incurred on contracts in process.............  $106,327       $98,882
Estimated earnings.................................    18,427        19,481
                                                     --------      --------
                                                      124,754       118,363
Less billing to date...............................   122,252       114,401
                                                     --------      --------
                                                     $  2,502      $  3,962
                                                     ========      ========
Costs and estimated earnings on contracts in
     process in excess of billings................   $  7,739      $  7,894
Billings on contracts in process in excess of
     costs and estimated earnings.................     (5,237)       (3,932)
                                                     --------      --------
                                                     $  2,502      $  3,962
                                                     ========      ========

Costs and estimated earnings on contracts in process in excess of billings included reserves for contract revenue adjustments of $152,000 and $442,000 at December 31, 1996 and 1995, respectively. The Company recognizes revenue from its fixed and unit price contracts in process using the percentage of completion method of accounting, which requires the use of estimates. Such estimates are subject to changes throughout the duration of the contract, due to factors such as technical problems, disputes, weather, delays caused by external sources and fluctuations in the prices of materials and scrap metals.

Note 5 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                           December 31,
                                                      ---------------------
                                                         1996        1995
                                                      ---------    --------
                                                          (In Thousands)
Deferred tax assets:
    Accrued liabilities .............................   $2,390       $1,840
    Allowance for uncollectible accounts ............      223          219
                                                        ------       ------
       Total deferred tax assets ....................    2,613        2,059
Deferred tax liabilities:
     Tax over book depreciation .....................      572          932
     Goodwill .......................................    3,698        3,542
     Contract revenue recognition ...................      458          515
     Prepaid expenses and other assets ..............      641          597
                                                        ------       ------
       Total deferred tax liabilities ...............    5,369        5,586
                                                        ------       ------
       Net deferred tax liabilities .................   $2,756       $3,527
                                                        ======       ======


Significant components of the provision for income taxes (benefit) are as follows:

                                                  Years Ended December 31,
                                             ----------------------------------
                                                1996         1995        1994
                                             ---------    ---------    --------
                                                       (In Thousands)
Current:
     Federal ...............................   $2,269       $1,404       $  768
     State  ................................      367          583          277
                                               ------       ------       ------
       Total current taxes..................    2,636        1,987        1,045
                                               ------       ------       ------
Deferred:
     Federal................................     (825)        (664)         831
     State .................................       54         (370)         241
                                               ------       ------       ------
       Total deferred taxes (benefit).......     (771)      (1,034)       1,072
                                               ------       ------       ------

       Total income tax provision...........   $1,865       $  953       $2,117
                                               ======       ======       ======


The reasons for differences between income taxes attributable to continuing operations and the amount computed by applying the federal statutory tax rate (34% is the statutory tax rate for companies that have less than $10 million of taxable income) to income from continuing operations before income taxes are:

                                                    Years Ended December 31,
                                                 -------------------------------
                                                        Liability Method
                                                 -------------------------------
                                                  1996        1995        1994
                                                 ------      ------      ------

Federal statutory rate ........................   34.0%       34.0%       34.0%
Add (deduct):
   State income taxes, net of federal
       tax benefit.............................    7.4         8.2          7.1
   Goodwill amortization ......................    4.8        10.9          3.9
   Other ......................................    3.9         4.0          0.2
                                                  -----       -----        -----

                                                  50.1%       57.1%        45.2%
                                                  =====       =====        =====

Note 6 - Long-Term Debt

On March 21, 1996 the Company repaid the full $5,850,000 outstanding amount under the $25,000,000 revolving credit facility (the "Facility") dated May 4, 1993. Subsequently, on May 1, 1996 the Company amended its May 4, 1993 revolving credit facility. Under this amendment, the Company can borrow up to $25,000,000 on a revolving basis for a term expiring April 30, 1999. The amended revolving credit facility contains debt service coverage, leverage and interest convenants and allows for payment of dividends subject to certain conditions. Amounts outstanding under the facility bear interest of 150 to 225 basis points above the Eurodollar rate (the 90 day Eurodollar rate at December 31, 1996 was 5.56%) and are secured by substantially all of the Company's assets. As of December 31, 1996 the Company had outstanding $8,000,000 in letters of credit.

Note 7 - Capital Stock

The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value, without any further vote or action by the stockholders. As of December 31, 1996 no preferred stock has been issued.

Pursuant to an agreement among the Company, Rust and OHM dated May 4, 1993 each of Rust and OHM has the right to demand registration, at their own expense, of all or a portion of the common stock of the Company held by it. In the event either Rust or OHM demands such registration, the other entity has the right to participate. This agreement is subject to certain conditions and limitations, including limitations as to the frequency of exercise and Rust's and OHM's right to participate in other registrations of the Company.


Note 8 - Stock Option Plan

The Company has a stock option plan (the "1990 Plan") which provides for the granting of options to acquire up to 860,000 shares of the Company's common stock. The options are issuable to directors, officers and key employees at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The stock options granted under the 1990 Plan are exercisable in either cumulative ratable annual installments over a four year period or altogether three years after the date of grant, and expire ten years thereafter. Shares available for grants of additional stock options, under the 1990 Plan, were 151,250, 656,750 and 478,680 for the years ended December 31, 1996, 1995 and 1994 respectively.

The following tables summarize information about the Company stock options.

                                                          1990 Plan
                                               -------------------------------
                                                Number of       Option Price
                                                 Options       Range Per Share
                                                ----------   -----------------
Outstanding at January 1, 1994 ................   449,420     4.00  -  8.75
     Canceled..................................  (224,100)    4.00  -  8.75
                                                 --------
Outstanding at December 31, 1994...............   225,320     4.00  -  8.50
     Canceled..................................  (178,070)    4.00  -  6.00
                                                 --------
Outstanding at December 31, 1995...............    47,250     4.00  -  8.50
     Granted...................................   690,000     2.00  -  2.06
     Canceled..................................  (184,500)    2.00  -  8.50
                                                 --------
Outstanding at December 31, 1996...............   552,750     2.00  -  6.00
                                                 ========


                     Number of Shares   Number of Shares
      Option          Outstanding at     Exercisable at        Remaining            Option
     Grant Date           12/31/96           12/31/96        Contractual Life     Price Range
------------------- ------------------- ------------------ ------------------- -----------------

March       1991          3,000               3,000              4.0 years            $6.00
May         1991         10,000              10,000              4.2 years            $6.00
November    1991          1,250               1,250              4.5 years            $4.00
November    1992          1,000               1,000              5.5 years            $5.75
May         1993         10,000              10,000              6.2 years            $4.05
February    1996        207,500                   0              9.1 years            $2.00
December    1996        320,000                   0              9.8 years            $2.06


Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the recognition of, or disclosure of, compensation expenses for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. Although SFAS No. 123 requires the presentation of pro forma information to reflect the fair value method of accounting for employee stock option grants, such information has not been presented because the pro forma effects are not material. The initial impact on pro forma net income may not be representative of compensation expense in future periods when the effect of amortization of multiple awards would be reflected in the pro forma calculation. The fair value of these options was estimated at the date of the grant using the
"Black-Scholes"   method   prescribed   by   SFAS   No.   123.   The   following
weighted-average assumptions were used to determine the fair value for 1996: market price of the Company's common stock of $2.00 and $2.06, a risk-free rate of 5% and 6%, an expected dividend yield of 6% and a weighted-average expected life of the option of 5 years.


Note 9 - Transactions with Affiliates

In April 1995, the Company entered into an Interim Management Agreement and Operating Agreement (the "Agreements") with Rust under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. The term of the Operating Agreement extends through April 2005, although the occurrence of certain conditions or events could trigger early termination. Pursuant to the provisions of the Operating Agreement, Rust provided the Company a non-interest bearing working capital loan, payable upon termination of the Operating Agreement, with a possible maximum of $4,520,000 by transferring to the Company current assets of $3,062,000 and current liabilities of $1,491,000. In 1996, Rust paid an additional $2,949,000 to the Company, raising the outstanding balance of the working capital loan to $4,520,000. The results of operations of ODMI are consolidated with the Company's results of operations. In exchange for the right to operate ODC, the Company is required to pay Rust an annual fee based on operating profit, if any. This fee amounted to $700,000 in 1996 and $169,000 in 1995. In the event that ODC incurs operating losses, Rust would be required to reimburse the Company for a portion of those losses.

The Company has, from time to time, provided asbestos-abatement and related services to OHM and its affiliates on a subcontract basis. Revenues recognized from these affiliates for such services were $40,000, $212,000 and $1,377,000 for 1996, 1995 and 1994, respectively. Also, OHM provided in 1996 removal and cleaning services of waste material to the Company on a subcontract basis. The cost for such services was $121,000.

In addition, the Company has, from time to time, provided asbestos-abatement and related services to Rust and certain of its affiliates on a subcontract basis. Revenues recognized for such services were $84,000, $302,000, and $4,509,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Also, Rust and certain of its affiliates provided scaffolding, disposal, demolition and other related services to the Company on a subcontract basis. The cost for such services provided by Rust and its affiliates was $1,503,000, $1,719,000 and $940,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Rust rented demolition equipment to the Company for which it was charged $527,000 and $209,000 for the year ended December 31, 1996 and 1995, respectively.

Note 10 - Employee Benefit Plans

Effective October 1, 1992 the Company adopted the NSC Corporation Retirement Savings Plan (the "Plan"). The Plan allows eligible employees to make contributions, up to a certain limit, to a trust on a tax-deferred basis under
Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make profit-sharing contributions to the Plan out of its profits for the plan years. The Company made matching contributions of $105,000 and $89,000 for 1996 and 1995, respectively. No matching contribution was made in 1994.

The Company's subsidiary, NSC, has certain union employees which are covered by union-sponsored, collectively - bargained, multi-employer retirement plans. Contributions to the plans were $1,828,000, $1,575,000 and $2,379,000 for 1996,
1995 and 1994, respectively.

Note 11 - Litigation, Commitments and Contingencies

The nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business.

The Company effectively self insures its auto, commercial general liability and workers' compensation risks up to $350,000, $100,000 and $500,000 per occurrence respectively. For claims that may exceed the self-insured amounts, the Company has obtained commercial/excess umbrella and excess workers' compensation stop loss coverage on a fully-insured basis. Factors affecting the ultimate resolution of these claims against the Company, particularly those claims related to personal injuries, are to some degree outside the control of the Company and include, among other items, determination of the extent of an injury or disability, the amount of ongoing medical expenses that are necessary to treat the injury or disability, and the uncertainty associated with damages that may be awarded in the event of a jury trial.

In connection with the claims described in the preceding paragraphs, the Company has an accrual balance of $5,410,000 and $6,694,000 for 1996 and 1995, respectively, which represents its estimate of loss associated with the resolution of these claims. However, the ultimate outcome of these claims cannot presently be determined.

The Company occupies office and warehouse space and utilizes equipment in various locations under operating leases the last of which expires in 2000. Rental expense under operating leases amounted to $956,267, $908,000 and $830,000 for 1996, 1995 and 1994, respectively. The lease agreements generally contain renewal provisions and escalation clauses. Future minimum lease payments under non cancelable operating leases as of December 31, 1996 are: 1997, $597,000; 1998, $379,000, 1999, $121,000 and 2000, $86,000.

The Company had $8,000,000 letters of credit outstanding at both December 31, 1996 and 1995. These letters of credit were issued in support of the Company's insurance programs.

Note 12 - Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long-debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                    Carrying          Fair
                                                     Amount           Value
                                                    --------        --------
                                                          (In Thousands)

Cash and cash equivalents........................   $  3,975        $  3,975
Accounts receivable..............................     26,859          26,859
Accounts payable.................................     (3,448)         (3,448)
Long-term debt...................................     (4,520)         (2,261)

Note 13- Industry Segment Data

The Company operates in two principal industries - asbestos-abatement services and beginning in September 1995, demolition and dismantling services. The Company's asbestos-abatement divisions provide asbestos removal, insulation and restoration primarily to private sector clients at commercial and industrial properties, while the Company's demolition and dismantling division provides industrial dismantling and commercial demolition for public and private sector customers. Intersegment sales are generally priced on a basis comparable to sales to unaffiliated companies.

                                                      December 31,
                                               --------------------------
                                                   1996          1995
                                               -----------    -----------
                                                      (In Thousands)
Revenue
  Asbestos-Abatement..........................   $107,622       $116,940
  Demolition and Dismantling..................     21,421          7,589
                                                 --------       --------
       Total revenue..........................   $129,043       $124,529
                                                 ========       ========

Operating profit
  Asbestos-Abatement..........................   $  7,455       $  6,932
  Demolition and Dismantling..................      1,101            827
                                                 --------       --------
       Total operating profit.................      8,556          7,759
Corporate expenses............................     (4,195)        (5,731)
Interest expense..............................       (112)          (587)
Other.........................................       (523)           227
                                                 --------       --------
       Income before income taxes.............   $  3,726       $  1,668
                                                 ========       ========

Identifiable assets
  Asbestos-Abatement..........................   $ 66,919       $ 74,958
  Demolition and Dismantling..................      8,681          7,370
                                                 --------       --------
                                                   75,600         82,328
Corporate assets..............................      9,625          4,833
                                                 --------       --------
        Total assets..........................   $ 85,225       $ 87,161
                                                 ========       ========

Depreciation
  Asbestos-Abatement..........................   $  1,407       $  1,571
  Demolition and Dismantling..................         63              2
  Corporate  .................................        246            257
                                                 --------       --------
        Total depreciation....................   $  1,716       $  1,830
                                                 ========       ========

Amortization
  Asbestos-Abatement..........................   $     31      $       -
  Demolition and Dismantling..................          -              -
  Corporate  .................................      1,068          1,066
                                                 --------       --------
        Total amortization....................   $  1,099       $  1,066
                                                 ========       ========

Capital Expenditures
  Asbestos-Abatement..........................   $    394       $    486
  Demolition and Dismantling..................        699             79
  Corporate  .................................        931            195
                                                 --------       --------
        Total capital expenditures............   $  2,024       $    760
                                                 ========       ========


Note 14 - Quarterly Financial Data (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 1996 and 1995:

                                        First     Second     Third      Fourth
     1996                              Quarter    Quarter    Quarter    Quarter
     ----                              -------    -------    -------    -------
                                         (In Thousands, Except Per-Share Data)

Revenue.............................   $35,823    $32,147    $30,014    $31,059
Gross profit........................     5,960      5,331      5,321      5,977
Net income..........................       560        557        454        290

Net income per share ...............   $  0.06    $  0.06    $  0.04    $  0.03
                                       =======    ========   =======    =======


                                       First     Second     Third      Fourth
     1995                             Quarter    Quarter    Quarter    Quarter
     ----                             -------    -------    -------    -------
                                        (In Thousands, Except Per-Share Data)

Revenue............................   $29,545    $31,965    $29,452    $33,567
Gross profit.......................     4,700      5,203      4,562      4,982
Net income.........................       220        493          2          -

Net income per share ..............   $  0.02    $  0.05    $  0.00    $  0.00
                                      =======    =======    =======    =======


In the fourth quarter of 1996, the Company wrote-down to market the value of the Hammond,IN facility which no longer fits in its strategic plans and is currently being held for sale - see Note 3 "Properties and Equipment."

The Company's results of operations for the fourth quarter of 1995 reflect additional provisions for workers' compensation losses in connection with the unfavorable resolution of two significant claims.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
NSC Corporation

We have audited the accompanying consolidated balance sheets of NSC Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NSC Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ ERNST & YOUNG LLP


Boston, Massachusetts
January 31, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


Not applicable.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The  information  required by this item,  in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant," is set forth in the section entitled "Information Concerning Directors and Nominees" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in connection with the Company's 1997 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11.  Executive Compensation

Remuneration of the directors and officers and information related thereto is included in the section entitled "Executive Compensation and Other Information" contained in the Proxy Statement, and said information is incorporated herein by reference except for information contained under the captions "Board Compensation Committee Report" and "Performance Graph."


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of management and certain beneficial owners and information related thereto is included in the section entitled "Voting Securities and Principal Holders Thereof" contained in the Proxy Statement, and said information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Transactions with management and related parties and information related thereto is included in the section entitled "Certain Relationships and Related Transactions" contained in the Proxy Statement, and said information is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 are included at the pages indicated below:

                                                                       Page

    Consolidated Balance Sheets                                         19
    -As of December 31, 1996 and 1995

    Consolidated Statements of Operations                               20
    -For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Changes in Stockholders' Equity          21
    -For the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows                               22
    -For the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements                          23

    Report of  Independent Auditors                                     32

(a)(2) The following consolidated financial statement schedule is included herein at the pages indicated below:

                                                                       Page

     Schedule II Valuation and Qualifying Accounts                      39
     -For the Years Ended December 31, 1996, 1995 and 1994

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(a)(3)The following Exhibits are included in this Annual Report on Form 10-K:

 Exhibit                          Exhibit
  Number                        Description

3(i)(a) Amended and Restated Certificate of Incorporation of the Registrant dated April 24, 1990 [incorporated by reference to Exhibit 3(a) to the Registrant's Form S-1, Registration Statement No. 33-34702].


3(ii)(a) By-Laws of the Registrant [incorporated by reference to Exhibit 3(b) to the Registrant's Form S-1, Registration Statement No. 33-34702].


4 Specimen Common Stock Certificate [incorporated by reference to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].


* 10(a) NSC Corporation 1990 Stock Option Plan, As Amended and Restated [incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991].

* 10(b) NSC Corporation Retirement Savings Plan and NSC Corporation Retirement Savings Plan Trust Agreement [incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992].

* 10(c) Indemnification Agreement, dated as of May 1, 1990 by and between the Registrant and William M. R. Mapel [incorporated by reference to Exhibit 10(i) of the Registrant's Form S-1, Registration Statement No. 33-34702].

10(d) Purchase Agreement, dated as of December 23, 1992 and related amendments made thereto, by and among OHM Corporation, NSC Corporation, NSC Industrial Services Corp., The Brand Companies, Inc., Chemical Waste Management, Inc. and Waste Management, Inc. [incorporated by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992].

* 10(e) NSC Corporation 1993 Restricted Stock Plan [incorporated by reference to
Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992].

10(f) Revolving Credit Agreement, dated as of May 4, 1993 by and among NSC Corporation, its Subsidiaries named therein, The First National Bank of Boston and Fleet Bank of Massachusetts [incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(g) Security and Pledge Agreement, dated as of May 4, 1993 by and among NSC Corporation, its Subsidiaries named therein, The First National Bank of Boston and Fleet Bank of Massachusetts [incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(h) First Amendment to Revolving Credit Agreement, dated as of December 2, 1993 by and among NSC Corporation, its Subsidiaries named therein, The First National Bank of Boston and Fleet Bank of Massachusetts [incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(i) Revolving Credit Agreement and Promissory Note, dated as of May 4, 1993 by and between NSC Corporation, and the Brand Companies, Inc., as succeeded by Rust International Inc. [incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(j) Second Amendment to Revolving Credit Agreement, dated as of May 1, 1996 by and among NSC Corporation, its Subsidiaries named therein, The First National Bank of Boston and Fleet National Bank, formerly known as Fleet Bank of Massachusetts [incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996].

10(k) Registration Rights Agreement, dated as of May 4, 1993 by and between NSC Corporation, OHM Corporation and The Brand Companies, Inc., as succeeded by Rust International Inc. [incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

* 10(l) Independent Sales Representative Agreement, dated as of November 29, 1993 by and between NSC Corporation and Gary P. Snoonian [incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

------------------------------------

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

*  10(m)  NSC  Corporation's   1994  Management   Incentive   Compensation  Plan
[incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

* 10(n) Consulting Agreement, dated as of November 30, 1993 by and between Anthony Mesiti and NSC Corporation [incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

10(o) Olshan Interim Management and Operating Agreements dated January 1, 1995 and April 20, 1995 [incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1995].

* 10(p) Employment Agreement, dated March 12, 1997 by and between Victor J. Barnhart and NSC Corporation.

* 10(q) Employment Security Agreement, dated October 2, 1996 by and between J. Drennan Lowell and NSC Corporation.

* 10(r) Employment Security Agreement, dated October 2, 1996 by and between Darryl G. Schimeck and NSC Corporation.

* 10(s) Employment Security Agreement, dated October 2, 1996 by and between David R. Krache and NSC Corporation.

* 10(t) Employment Security Agreement, dated October 2, 1996 by and between Thomas W. Bartlett, Jr. and NSC Corporation.

* 10(u) Employment Security Agreement, dated October 2, 1996 by and between Thomas W. Gilmore and NSC Corporation.

11 Statement re computation of per share earnings.

21 Subsidiaries of the Registrant.

23 Consent of Independent Auditors.

24 Powers of Attorney of certain directors of the Registrant.

(b) The Company filed one Current Report on Form 8-K during the three-month period ended December 31, 1996: The Current Report, dated December 6, 1996 described the appointment of Victor J. Barnhart as Chairman and Chief Executive Officer and the promotion of Darryl G. Schimeck as President and Chief Operating Officer.


------------------------------------
 * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NSC CORPORATION
                    By  /s/   EFSTATHIOS A. KOUNINIS
                    Efstathios A. Kouninis, Corporate Controller


March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                   Date

*   VICTOR J. BARNHART                                        March 28, 1997
    Victor J. Barnhart - Chairman and Chief Executive Officer
    (Principal Executive Officer)



*   DARRYL G. SCHIMECK                                        March 28, 1997
    Darryl G. Schimeck - President and Chief Operating Officer



*   J. DRENNAN LOWELL                                        March 28, 1997
    J. Drennan Lowell - Vice President, Chief Financial Officer
    Treasurer and Secretary
    (Principal Financial Officer)



/s/ EFSTATHIOS A. KOUNINIS                                    March 28, 1997
    Efstathios A. Kouninis, Corporate Controller
    (Principal Accounting Officer)



*   EUGENE L. BARNETT                                         March 28, 1997
    Eugene L. Barnett - Director



*   PAMELA K.M. BEALL                                         March 28, 1997
    Pamela K.M. Beall - Director

*   ROBERT J. BLACKWELL                                       March 28, 1997
    Robert J. Blackwell - Director



*   HERBERT A. GETZ                                           March 28, 1997
    Herbert A. Getz - Director



*   WILLIAM P. HULLIGAN                                       March 28, 1997
    William P. Hulligan - Director



*   WILLIAM M. R. MAPEL                                       March 28, 1997
    William M. R. Mapel - Director




* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously herewith filed with the Securities and Exchange Commission.




/s/   EFSTATHIOS A. KOUNINIS                                     March 28, 1997
      Efstathios A. Kouninis - Attorney-in-Fact

NSC CORPORATION
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

-----------------------------------------------------------------------------------------------------
Column A                                     Column B       Column C       Column D         Column E
-----------------------------------------------------------------------------------------------------
                                           Balance at     Charged to
                                            Beginning      Costs and     Deductions       Balance at
                Description                 of Period    Expenses (2)   Describe (1)   End of Period

-----------------------------------------------------------------------------------------------------

Year Ended December 31, 1996
  Deducted from assets accounts:
     Allowance for uncollectible accounts     $   549       $    67         $    59          $   557
     Reserve for contract revenue adjustments     442           111             401              152

-----------------------------------------------------------------------------------------------------

Year Ended December 31, 1995
  Deducted from assets accounts:
     Allowance for uncollectible accounts     $   782        $    -          $    233        $   549
     Reserve for contract revenue adjustments     530           401               489            442
-----------------------------------------------------------------------------------------------------

Year Ended December 31, 1994
  Deducted from assets accounts:
     Allowance for uncollectible accounts     $ 1,165       $   390          $   773         $   782
     Reserve for contract revenue adjustments   1,546           332            1,348             530

----------------------------------------------------------------------------------------------------

(1) Uncollectible accounts written off and adjustments to unbilled revenues on contracts in process.

(2) Reduction of revenues on contracts in process and amounts charged to bad debt expense.

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                               __________________



                                    FORM 10-K

                     ANNUAL REPORT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                December 31, 1996



                              ____________________


                                 NSC CORPORATION
             (Exact name of registrant as specified in its charter)





                              _____________________

                                    Exhibits

                              _____________________

                                  EXHIBIT INDEX

The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit                 Exhibit                                        Exhibit
Number                Description                                        Page

*  10(p)    Employment Agreement, dated March 12, 1997 by and            42
              between Victor J. Barnhart and NSC Corporation.


*  10(q)    Employment Security Agreement, dated October 2, 1996         55
              by and between J. Drennan Lowell and NSC Corporation.


*  10(r)    Employment Security Agreement, dated October 2, 1996         61
              by and between Darryl G. Schimeck and NSC Corporation.


*  10(s)    Employment Security Agreement, dated October 2, 1996         67
              by and between David R. Krache and NSC Corporation.


*  10(t)    Employment Security Agreement, dated October 2, 1996         73
              by and between Thomas W. Bartlett, Jr.and NSC
                   Corporation.

*  10(u)    Employment Security Agreement, dated October 2, 1996         79
               by and between Thomas W. Gilmore and NSC Corporation.


   11       Statement re computation  of per share earnings.             84

   21       Subsidiaries of the Registrant.                              85

   23       Consent of  Independent Auditors.                            86

   24       Powers of Attorney of certain directors of the Registrant.   87

   27       Fiancial Data Schedule, Article 5                            88

      (b) The Company filed one Current Report on Form 8-K during the three-month period ended December 31, 1996: The Current Report, dated December 6, 1996 described the appointment of Victor J. Barnhart as Chairman and Chief Executive Officer and the promotion of Darryl G. Schimeck as President and Chief Operating Officer.

-----------------------------------------------

  * Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.


                                 Page 41 0f 88