Form 10-Q
period 1997-03-31
NSC CORP
filed 1997-05-14
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                               ------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1997

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


The  number of shares of Common Stock outstanding on May 14, 1997 was 9,971,175.

Total Number of sequentially numbered pages is 11.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997


                                     PART I
                              FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
Item 1. Financial Statements
        Consolidated Balance Sheets (Unaudited)
         -As of March 31, 1997 and December 31, 1996                       3
        Consolidated Statements of Income (Unaudited)
         -For the Three Months Ended March 31, 1997 and 1996               4
        Consolidated Statements of Cash Flows (Unaudited)
         -For the Three Months Ended March 31, 1997 and 1996               5
        Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

                                NSC Corporation
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per-Share Data)



                                                         March 31,  December 31,
                                                           1997        1996
                                                         --------    --------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...........................  $  5,406    $  3,975
   Accounts receivable, net............................    22,614      26,859
   Costs and estimated earnings on contracts
     in process in excess of billings..................     8,417       7,739
   Inventories.........................................       872         878
   Prepaid expenses and other current assets...........     1,376       1,672
                                                         --------    --------
                                                           38,685      41,123
                                                         --------    --------

Property and equipment, net............................     7,051       7,352
                                                         --------    --------
Other noncurrent assets:
   Goodwill, net of accumulated amortization...........    36,000      36,275
   Other Assets........................................       475         475
                                                         --------    --------
   Total Assets........................................  $ 82,211    $ 85,225
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................  $  3,654    $  3,448
   Billings in excess of costs and estimated
     earnings on contracts in process..................     3,547       5,237
   Accrued compensation and related costs..............     2,884       3,898
   Federal, state and local taxes......................       724         887
   Other accrued liabilities...........................       479       1,089
   Reserve for self insurance claims
     and other contingencies...........................     5,060       5,410
                                                         --------    --------
                                                           16,348      19,969
                                                         --------    --------
Noncurrent liabilities:
   Payable to affiliate................................     4,520      4,520
   Deferred income taxes...............................     3,238      3,090

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding                    -          -
   Common stock $.01 par value, 20,000,000 shares
     authorized, 9,971,175 issued and outstanding
     in 1997 and 1996..................................       100        100
   Additional paid-in capital..........................    56,079     56,079
   Retained Earnings...................................     1,926      1,467
                                                         --------   --------
                                                           58,105     57,646
                                                         --------   --------
   Total Liabilities and Stockholders' Equity..........  $ 82,211   $ 85,225
                                                         ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Coporation
                        Consolidated Statements of Income
                      (In thousands, Except Per-Share Data)

                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------

Revenue................................................  $ 29,815   $ 35,823
Cost of services.......................................    24,824     29,863
                                                         --------   --------
   Gross Profit........................................     4,991      5,960
Selling, general and administrative expenses...........     3,861      4,454
Other operating expenses...............................        22        209
Goodwill amortization..................................       275        275
                                                         --------   --------
   Operating Income....................................       833      1,022
                                                         --------   --------
Other:
   Interest expense....................................         -         29
   Other...............................................       (87)        11
                                                         --------   --------
                                                              (87)        40
                                                         --------   --------
   Income before income taxes                                 920        982
Income taxes...........................................       461        422
                                                         ========   ========
   Net Income..........................................  $    459   $    560
                                                         ========   ========


Net income per share...................................  $   0.05   $   0.06
                                                         ========   ========

Weighted-average number of common shares outstanding...     9,971      9,971
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Cash flows from operating activities:
   Net income...........................................  $    459   $    560
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation....................................       410        467
        Goodwill amortization...........................       275        275
        Deferred income taxes...........................       148          -
        Gain on disposition of property and equipment...       (11)         9
   Changes in current assets and liabilities,
     net of effects of business acquisitions:
   Accounts receivable..................................     4,245       (477)
   Costs and estimated earnings on contracts
     in process in excess of billings...................      (678)      (586)
   Other current assets.................................       302        375
   Accounts payable.....................................       206      1,345
   Billings in excess of costs and estimated
     earnings on contracts in process...................    (1,690)      (372)
   Accrued Compensation.................................    (1,014)     2,485
   Reserve for self insurance claims and other cont.....      (350)      (943)
   Other................................................      (772)    (2,166)
                                                          --------   --------
             Net cash provided by operating activities..     1,530        972
                                                          --------   --------
Cash flows from investing activities:
   Purchases of property and equipment..................      (118)      (340)
   Proceeds from the sale of property and equipment.....        19          1
   Business acquisitions................................         -       (618)
                                                          --------   --------
             Net cash used in investing activities......       (99)      (957)
                                                          --------   --------
Cash flows from financing activities:
   Net borrowings under short-term financing
     arrangements.......................................         -      1,000
   Payments on long-term debt...........................         -     (5,850)
   Payable to affiliate.................................         -      1,083
                                                          --------    -------
             Net cash used in financing activities......         -     (3,767)
                                                          --------    -------
             Net increase (decrease) in cash and cash
                equivalents.............................     1,431     (3,752)
Cash and cash equivalents at beginning of periods.......     3,975      4,094
                                                          ========   ========
Cash and cash equivalents at end of periods.............  $  5,406   $    342
                                                          ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

                      For the Quarter Ended March 31, 1997
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month period ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is a Delaware corporation and is owned approximately 40% by OHM Corporation and approximately 40% by Rust International Inc.

Seasonality. Revenue and operating results of asbestos-abatement activities may be affected by the timing of some contracts. Because of this change in demand, the Company's quarterly revenues can fluctuate, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. The revenue and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Net Income Per Share Information. The net income per share amounts have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods.

Statement 128 in registration statements and Form 10-Qs filed during 1997. In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Reclassifications. Certain reclassifications have been made to prior quarter financial statements to conform with the current quarter presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Results of Operations



                        Three Months Ended March 31, 1997
                                     Versus
                        Three Months Ended March 31, 1996

Revenue. Revenue for the three months ended March 31, 1997 decreased 17% to $29,815,000 from $35,823,000 for the same period in 1996. The decrease in revenue is the combined result of a decrease in asbestos-abatement related revenue of $4,717,000 and a decrease in demolition related revenue of $1,291,000. The decrease in asbestos-abatement and demolition related revenue is the result of normal quarter to quarter fluctuation in the level of bid activity and the Company's success in being awarded new work.

Gross Profit. Gross profit as a percentage of revenue for the three months ended March 31, 1997 and 1996 remained constant at 17%. The asbestos-abatement related gross profit margin increased to 18% for the three months ended March 31, 1997 from 17% for the same period in 1996 primarily due to a reduction of the Company's insurance claims and their respective settlement reserves. The increase in the asbestos-abatement gross profit margin was offset by a decrease in the demolition related gross profit margin primarily due to a decrease in the price of scrap metals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1997 decreased 13% to $3,861,000 from $4,454,000 for the same period in 1996. The SG&A expenses, as a percentage of revenue, for the three months ended March 31, 1997 were 13% compared to 12% for the same period in 1996. The decrease in SG&A costs was the result of the Company's continued cost containment efforts.

Other Operating Expenses. Olshan Demolishing Management Inc. is required to pay Rust an annual fee, based on operating profit, in exchange for the right to operate Olshan Demolishing Company (ODC). Rust's fee for the three month period ended March 31, 1997 was $22,000 versus $209,000 for the same period in 1996 primarily due to the decrease in ODMI's operating profit.

Other (Income) and Expenses. Other (income) and expenses for the three months ended March 31, 1997 were ($87,000) compared to $40,000 for the same period in 1996. The net decrease of $127,000 is primarily attributable to the elimination of the interest expense associated with the Company's long-term debt which was repaid in full on March 21, 1996.

Net Income. Net income for the three months ended March 31, 1997 decreased to $459,000 from $560,000 for the same period in 1996 primarily due to the decrease in revenue. Net income as a percentage of revenue for the three month period ended March 31, 1997 and 1996 remained constant at 2% due to the Company's cost containment efforts and the decrease in insurance claims and their respective settlement reserves.

Liquidity and Capital Resources. Working capital at March 31, 1997 was $22,337,000 compared to $21,154,000 at December 31, 1996. The current ratio was 2.4/1 at March 31, 1997 compared to 2.1/1 at December 31, 1996. Cash provided by operating activities was $1,530,000 for the three month period ended March 31, 1997 compared to $972,000 for the same period in 1996. The increase in cash provided by operations is primarily due to the increase in accounts receivable collections. During the first three months of 1997, cash of $118,000 was used for purchases of property and equipment.

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

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at March 31, 1997 of $5,060,000 and at December 31, 1996 of $5,410,000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is subject to certain legal proceedings, including those relating to regulatory compliance, in the ordinary course of business. Management believes that such proceedings are either adequately covered by insurance or if uninsured, will not, in the aggregate, have a material adverse effect upon the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a.) EXHIBITS

     Exhibit  11.      Statement Re Computation of Per-Share Earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NSC CORPORATION


Date:
May 14, 1997                          By _____/s/  J. DRENNAN LOWELL_____
                                       J. Drennan Lowell
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary

                                       Signing  on  behalf  of the Registrant
                                       and as principalfinancial officer.