Form 10-Q
period 1997-06-30
NSC CORP
filed 1997-08-13
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                               ------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1997

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


The number of shares of Common Stock outstanding on August 11, 1997 was 9,971,175.

The total number of sequentially numbered pages is 11.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1997


                                     PART I
                              FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
         -As of June 30, 1997 and December 31, 1996                        3
        Consolidated Statements of Income
         -For the Three and Six Months Ended June 30, 1997 and 1996        4
        Consolidated Statements of Cash Flows
         -For the Six Months Ended June 30, 1997 and 1996                  5
        Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                10

                                 NSC Corporation
                           Consolidated Balance Sheets
                 (In Thousands, Except Share and Per-Share Data)


                                                      June 30,     December 31,
                                                        1997           1996
                                                      --------       --------
                                                     (Unaudited)      (Note)
ASSETS
Current assets:
   Cash and cash equivalents ......................   $   2,223      $  3,975
   Accounts receivable, net .......................      24,281        26,859
   Costs and estimated earnings on contracts
     in process in excess of billings .............       9,300         7,739
   Inventories ....................................       1,075           878
   Prepaid expenses and other current assets ......       1,235         1,672
                                                       --------      --------
                                                         38,114        41,123
                                                       --------      --------

Property and equipment, net........................       7,135         7,352
                                                       --------      --------
Other noncurrent assets:
   Goodwill, net of accumulated amortization ......      35,725        36,275
   Other assets....................................         475           475
                                                       --------      --------
   Total Assets                                        $ 81,449      $ 85,225
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................    $ 4,316       $ 3,448
   Billings in excess of costs and estimated
     earnings on contracts in process .............      3,771         5,237
   Accrued compensation and related costs .........      2,520         3,898
   Federal, state and local taxes .................         31           887
   Other accrued liabilities ......................        539         1,089
   Reserve for self insurance claims
     and other contingencies.......................      4,322         5,410
                                                      --------      --------
                                                        15,499        19,969
                                                      --------      --------
Noncurrent liabilities:
   Payable to affiliate ...........................      4,520         4,520
   Deferred income taxes ..........................      3,324         3,090

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000 shares
     authorized, none issued and outstanding ......          -             -
   Common stock $.01 par value, 20,000,000 shares
     authorized, 9,971,175 issued and outstanding..        100           100
   Additional paid-in capital .....................     56,079        56,079
   Retained Earnings ..............................      1,927         1,467
                                                      --------      --------
                                                        58,106        57,646
                                                      --------      --------
   Total Liabilities and Stockholders' Equity         $ 81,449      $ 85,225
                                                      ========      ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Coporation
                        Consolidated Statements of Income
                      (In thousands, Except Per-Share Data)

                                   (Unaudited)


                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                            --------------------     --------------------
                                                              1997        1996         1997        1996
                                                            --------    --------     --------    --------
Revenue .................................................   $ 31,082    $ 32,147     $ 60,897    $ 67,970
Cost of services ........................................     27,239      26,816       52,063      56,679
                                                            --------    --------     --------    --------
   Gross Profit .........................................      3,843       5,331        8,834      11,291
Selling, general and administrative expenses ............      3,705       4,041        7,566       8,495
Other operating expenses ................................        (96)         80          (74)        289
Goodwill amortization ...................................        275         273          550         548
                                                            --------    --------     --------    --------
                                                                 (41)        937          792       1,959
                                                            --------    --------     --------    --------
Other:
   Interest expense .....................................          -          13            -         112
   Other ................................................        (42)        (53)        (129)       (112)
                                                            --------    --------     --------    --------
                                                                 (42)        (40)        (129)          -
                                                            --------    --------     --------    --------
   Income before income taxes ...........................          1         977          921       1,959
Income taxes ............................................          0         420          461         842
                                                            ========    ========     ========    ========
   Net Income ...........................................   $      1    $    557     $    460    $  1,117
                                                            ========    ========     ========    ========


Net income per share ....................................   $   0.00    $   0.06     $   0.05    $   0.11
                                                            ========    ========     ========    ========

Weighted-average number of common  shares outstanding ...      9,971       9,971        9,971       9,971
                                                            ========    ========     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 NSC Corporation
                      Consolidated Statements of Cash Flow
                                 (In Thousands)

                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
   Net income ...........................................  $    460    $  1,117
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation ....................................       759         890
        Goodwill amortization ...........................       550         548
        Deferred income taxes ...........................       234      (1,011)
        Loss (gain) on disposition
          of property and equipment .....................         2         (10)
   Changes in current assets and liabilities,
   net of effects of business acquisitions:
   Accounts receivable ..................................     2,578       2,146
   Costs and estimated earnings on contracts
    in process in excess of billings ....................    (1,561)       (792)
   Other current assets .................................       240         680
   Accounts payable .....................................       868         409
   Billings in excess of costs and estimated
     earnings on contracts in process ...................    (1,466)        (92)
   Reserve for self insurance claims and
     other contingencies.................................    (1,088)        709
   Other ................................................    (2,784)       (847)
                                                           --------    --------
    Net cash (used in)provided by operating activities ..    (1,208)      3,747
                                                           --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ..................      (591)     (1,086)
   Proceeds from the sale of property and equipment .....        47          25
   Business acquisitions.................................         -        (718)
                                                           --------    --------
             Net cash used in investing activities ......      (544)     (1,779)
                                                           --------    --------
Cash flows from financing activities:
   Payments on long-term debt ...........................         -      (5,850)
   Payable to affiliate .................................         -       2,949
                                                           --------    --------
             Net cash used in financing activities ......         -      (2,901)
                                                           --------    --------
             Net decrease in cash and cash equivalents ..    (1,752)       (933)
Cash and cash equivalents at beginning of periods .......     3,975       4,094
                                                           ========    ========
Cash and cash equivalents at end of periods .............  $  2,223    $  3,161
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

                       For the Quarter Ended June 30, 1997
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six month periods ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results for the full year.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Results of Operations


                        Three Months Ended June 30, 1997
                                     Versus
                        Three Months Ended June 30, 1996

Revenue. Revenue for the three months ended June 30, 1997 decreased 3% to $31,082,000 from $32,147,000 for the same period in 1996. The decrease in revenue was the combined result of a decrease in asbestos-abatement related revenue of $130,000 and a decrease in demolition related revenue of $935,000. The decrease in asbestos-abatement and demolition related revenue was the result of the Company's decreased success in securing new work. The demolition related revenue was also affected by a decrease in the price of scrap metals.

Gross Profit. Gross profit as a percentage of revenue for the three months ended June 30, 1997 decreased to 12% from 17% for the same period in 1996. The decrease in the gross profit margin was the combined result of losses on recently completed projects and a decrease in the price of scrap metals offset by the reduction in the Company's insurance claims and their respective reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended June 30, 1997 decreased 8% to $3,705,000 from $4,041,000 for the same period in 1996. The SG&A expenses, as a percentage of revenue, for the three months ended June 30, 1997 were 12% compared to 13% for the same period in 1996. The decrease in SG&A costs is the result of the Company's continued cost containment efforts.

Other Operating Expenses. Olshan Demolishing Management, Inc.(ODMI) is required to pay Rust an annual fee, based on operating profit, in exchange for the right to operate Olshan Demolishing Company (ODC). In the event an operating loss is recognized, Rust is required to share the loss with ODMI. For the three month period ended June 30, 1997 the amount due to Rust was ($96,000) compared to $80,000 for the same period in 1996. The ODMI operating loss was primarily due to the losses on recently completed projects and the decrease in scrap metal prices.

Other (Income) and Expenses. Other (income) and expenses for the three months ended June 30, 1997 were ($42,000) compared to ($40,000) for the same period in 1996.

Net Income. Net income for the three months ended June 30, 1997 decreased to $1,000 from $557,000 for the same period in 1996. Net income as a percentage of revenues for the three month period ended June 30, 1997 decreased to 0% from 2% for the same period in 1996 primarily due to reduced revenue and reduced gross profit margins resulting from losses on recently completed projects.

                         Six Months Ended June 30, 1997
                                     Versus
                         Six Months Ended June 30, 1996

Revenue.  Revenue  for the six  months  ended  June 30,  1997  decreased  10% to
$60,897,000 from $67,970,000 for the same period in 1996. The decrease in revenue is the combined result of a decrease in asbestos-abatement related revenue of $4,847,000 and a decrease in demolition related revenue of
$2,226,000. The decrease in asbestos-abatement and demolition related revenue was the result of the Company's success in securing new work. The Demolition related revenue was also affected by the decrease in the price of scrap metals.

Gross Profit. Gross profit as a percentage of revenue for the six months ended June 30, 1997 decreased to 15% from 17% for the same period in 1996. The decrease in the gross profit margin was the combined result of losses on recently completed projects and a decrease in the price of scrap metals offset by the reduction in the Company's insurance claims and their respective settlement reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the six months ended June 30, 1997 decreased 11% to $7,566,000 from $8,495,000 for the same period in 1996 The SG&A expenses as a percentage of revenue for the six month period ended June 30, 1997 were 12% compared to 13% for the same period in 1996. The decrease in SG&A costs was the result of the Company's continued cost containment efforts.

Other Operating Expenses. Olshan Demolishing Management, Inc.(ODMI) is required to pay Rust an annual fee, based on operating profit, in exchange for the right to operate Olshan Demolishing Company (ODC). In the event an operating loss is recognized, Rust is required to share the loss with ODMI. For the six month period ended June 30, 1997 the amount due to Rust was ($74,000) compared to $289,000 due to Rust for the same period in 1996. The operating loss resulting in the amount due to ODMI was caused primarily due to the losses on recently completed projects and the decrease in scrap metal prices.

Other (Income) and Expenses. Other (income) and expenses for the six months ended June 30, 1997 were ($129,000) compared to $0 for the same period in 1996. The decrease is primarily attributable to the elimination of the interest expense associated with the Company's long-term debt which was repaid in full on March 21, 1996.

Net Income. Net income for the six months ended June 30, 1997 decreased 59% to $460,000 from $1,117,000 for the same period in 1996. Net income as a percentage of revenue for the six month period ended June 30, 1996 decreased to 1% from 2% for the same period in 1996. The decrease in Net Income for the six month period ended June 30, 1996 was primarily due to the reduction in revenue and gross profit margins for both the asbestos-abatement and demolition projects.

Liquidity and Capital Resources. Working capital at June 30, 1997 was $22,616,000 compared to $21,154,000 at December 31, 1996. The current ratio was 2.5/1 at June 30, 1997 compared to 2.1/1 at December 31, 1996. Cash used in operating activities was $1,208,000 for the six month period ended June 30, 1997 compared to cash provided by operating activities of $3,747,000 for the same period in 1996. The decrease in cash provided by operations was due to the combined result of a decrease in accrued liabilities, a decrease in the reserve for self insurance claims and an increase in billings in excess of costs and estimated earnings on contracts in process. During the first six months of 1997, cash of $591,000 was used for purchases of property and equipment.

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

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at June 30, 1997 of $4,322,000 and at December 31, 1996 0f $5,410,000.

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

(b.) REPORTS ON FORM 8-K

     i.) Form 8-K filed July 18, 1997  Reported the  Resignation  of the
         Company's Chief Financial Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NSC CORPORATION


Date: July    , 1997                   By _____/s/  Efstathios A. Kouninis_____
                                       Efstathios A. Kouninis
                                       Corporate Controller, Secretary and
                                       Treasurer

                                       Signing  on  behalf  of the registrant
                                       and as principal accounting officer.