Form 10-Q
period 1997-09-30
NSC CORP
filed 1997-11-14
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                               ------------------

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1997

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

                        49 DANTON DRIVE, METHUEN, MA 0184
                                 (508) 557-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____


The number of shares of Common Stock outstanding on November 12, 1997 was 9,971,175.

The total number of sequentially numbered pages is 12.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1997


                                     PART I
                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
         -As of September 30, 1997 and December 31, 1996                    3
        Consolidated Statements of Income
         -For the Three and Nine Months Ended September 30, 1997 and 1996   4
        Consolidated Statements of Cash Flows
         -For the Nine Months Ended September 30, 1997 and 1996             5
        Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signatures                                                                 11

                            NSC Corporation
                      Consolidated Balance Sheets
            (In thousands, except share and per-share data)



                                                 September 30,  December 31,
                                                     1997         1996
                                                   ----------   ---------
ASSETS                                            (Unaudited)    (Note)
Current assets:
   Cash and cash equivalents                         $ 2,842     $ 3,975
   Accounts receivable, net                           26,564      26,859
   Costs and estimated earnings on contracts
     in process in excess of billings                  5,994       7,739
   Inventories                                           981         878
   Prepaid expenses and other current assets             930       1,672
                                                   ----------   ---------
                                                      37,311      41,123
Property and equipment:
   Land                                                  767         767
   Buildings and improvements                          4,269       4,311
   Machinery and equipment                             7,751       9,868
   Projects in Process                                   646         558
                                                   ----------   ---------
                                                      13,433      15,504
   Less accumulated depreciation                      (6,456)     (8,152)
                                                   ----------   ---------
                                                       6,977       7,352
Other noncurrent assets:
   Goodwill, net of accumulated amortization          35,450      36,275
   Other Assets                                          488         475
                                                   ----------   ---------
   Total Assets                                       80,226      85,225
                                                   ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $ 4,528     $ 3,448
   Billings in excess of costs and estimated
     earnings on contracts in process                  4,930       5,237
   Accrued compensation and related costs              2,334       3,898
   Federal, state and local taxes                     (1,038)        887
   Other accrued liabilities                             890       1,089
   Reserve for self insurance claims and other
   contingencies                                       4,966       5,410
                                                   ----------   ---------
                                                      16,610      19,969
Noncurrent liabilities:
   Payable to affiliate                                4,520       4,520
   Deferred income taxes                               3,109       3,090

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000
   shares authorized, none issued and outstanding          -           -

   Common stock $.01 par value, 20,000,000 shares
   authorized, 9,971,175 issued and outstanding          100         100
   Additional paid-in capital                         56,079      56,079
   Retained Earnings                                    (192)       1,467
                                                   ----------   ---------
                                                      55,987      57,646
                                                   ----------   ---------
   Total Liabilities and Stockholders' Equity       $ 80,226    $ 85,225
                                                   ==========   =========

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


                                 NSC Corporation
                        Consolidated Statements of Income
                      (In thousands, except per-share data)

                                   (Unaudited)


                                             Three months ended   Nine months ended
                                               September 30,        September 30,
                                            --------------------- ------------------
                                              1997        1996     1997       1996
                                            ---------   --------- --------   -------
Revenue                                      $30,643     $30,014  $91,540   $97,984
Cost of services                              30,156      24,693   82,219    81,372
                                            ---------   --------- --------   -------
   Gross profit                                  487       5,321    9,321    16,612
Selling, general and administrative
expenses                                       4,147       3,849   11,713    12,344
Other operating expenses                        (568)        154     (642)      443
Goodwill amortization                            275         276      825       824
                                            ---------   --------- --------   -------
                                              (3,367)      1,042   (2,575)    3,001
                                            ---------   --------- --------   -------
Other:
   Interest expense                               -           -        -        112

   Other                                         (69)        (83)    (198)     (195)
                                            ---------   --------- --------   -------
                                                 (69)        (83)    (198)      (83)
                                            ---------   --------- --------   -------
   Income before income taxes                 (3,298)      1,125   (2,377)    3,084
Income tax (benefit) expense                  (1,179)        671     (718)    1,513
                                            ---------   --------- --------   -------
   Net (loss) income                        $ (2,119)   $    454  $(1,659)   $1,571
                                            =========   ========= ========   =======


Net (loss) income per share                 $  (0.21)    $  0.05  $ (0.17)   $ 0.16
                                            =========   ========= ========   =======

Weighted-average number of common shares
outstanding                                    9,971       9,971    9,971     9,971
                                            =========   ========= ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                           NSC Corporation
                Consolidated Statements of Cash Flow
                           (In thousands)
                             (Unaudited)

                                                 Nine months ended
                                                   September 30,
                                               -----------------------
                                                  1997         1996
                                               ----------   ----------

Cash flows from operating activities:
   Net (loss)income                              $(1,659)        1,571

Adjustments to reconcile net income to net
   cash (used in) provided by operating
   activities:
      Depreciation                                 1,055        1,302
      Goodwill amortization                          825          824
      Deferred income taxes                           19         (505)
      Gain on disposition of property and
      equipment                                      (21)         (16)
Changes in current assets and liabilities,
net of effects of business acquisition:
   Accounts receivable                               295         (319)
   Costs and estimated earnings on contracts
     in process in excess of billings              1,745          124
   Other current assets                              626        1,280
   Accounts payable                                1,080           23
   Billings in excess of costs and estimated
     earnings on contracts in process              (307)          925
   Other current liabilities                     (3,688)          437
   Reserve for self insurance claims and
   other contingencies                             (444)       (1,535)
                                               ----------   ----------
         Net cash (used in) provided by
         operating activities                      (474)        4,111
                                               ----------   ----------
Cash flow from investing activities:
   Purchases of property and equipment             (731)      (1,442)
   Proceeds from the sale of property and
   equipment                                          72          47
   Business acquisition                                -        (718)
                                               ----------   ----------
         Net cash used in investing activities     (659)      (2,113)
                                               ----------   ----------
Cash flow from financing activities:
   Payments on long-term debt                         -       (5,850)
   Payable to affiliate                               -        2,949
                                               ----------   ----------
         Net cash used in financing activities        -       (2,901)
                                               ----------   ----------
         Net decrease in cash and cash
         equivalents                             (1,133)        (903)
Cash and cash equivalents at beginning of
periods                                           3,975        4,094
                                               ----------   ----------
Cash and cash equivalents at end of periods    $  2,842     $  3,191
                                               ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

                    For the Quarter Ended September 30, 1997
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company is a Delaware corporation and is owned approximately 40% by OHM Corporation and approximately 40% by Rust International Inc.

Revenue and operating results of asbestos-abatement activities may be affected by the timing of some contracts. Because of this change in demand, the Company's quarterly revenues can fluctuate, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. The revenue and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals and the demand for process equipment. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Net Income Per Share Information. The net income per share amounts have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods.

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Reclassifications.    Certain  reclassifications have been made to prior quarter financial statements to conform with the current quarter presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              Results of Operations


                        Three Months Ended September 30, 1997
                                     Versus
                        Three Months Ended September 30, 1996

Revenue. Revenue for the three months ended September 30, 1997 increased 2% to $30,643,000 from $30,014,000 for the same period in 1996. The increase in revenue was due to an increase in asbestos-abatement related revenue of $2,061,000 offset by a decrease in demolition related revenue of $1,432,000.

Gross Profit. Gross profit as a percentage of revenue for the three months ended September 30, 1997 decreased to 2% from 18% for the same period in 1996. The decrease in the gross profit margin was the combined result of losses on certain projects and the downward adjustment of the scrap value of process equipment removed from certain demolition projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended September 30, 1997 increased 8% to $4,147,000 from $3,849,000 for the same period in 1996. The SG&A expenses, as a percentage of revenue, for the three months ended September 30, 1997 were 14% compared to 13% for the same period in 1996. The increase in SG&A costs is the result of the increase of certain receivable reserve balances.

Other Operating Expenses. Olshan Demolishing Management, Inc.(ODMI) is required to share with Rust any operating profits or operating losses, in exchange for the right to operate Olshan Demolishing Company (ODC). For the three month period ended September 30, 1997 the amount due from Rust was $568,000 compared to $154,000 due to Rust for the same period in 1996.

Other (Income) and Expenses. Other (income) and expenses for the three months ended September 30, 1997 were ($69,000) compared to ($83,000) for the same period in 1996.

Net Income. Net income (loss) for the three months ended September 30, 1997 decreased to $(2,119,000) from $454,000 for the same period in 1996. Net income as a percentage of revenues for the three month period ended September 30, 1997 decreased to (7%) from 2% for the same period in 1996 primarily due to reduced gross profit margins and increased SG&A expenses.

                         Nine Months Ended September 30, 1997
                                     Versus
                         Nine Months Ended September 30, 1996

Revenue. Revenue for the nine months ended September 30, 1997 decreased 7% to $91,540,000 from $97,984,000 for the same period in 1996. The decrease in revenue is the combined result of a decrease in asbestos-abatement related revenue of $2,786,000 and a decrease in demolition related revenue of
$3,658,000. The decrease in revenue was the result of the Company's decreased success in securing new work.

Gross Profit. Gross profit as a percentage of revenue for the nine months ended September 30, 1997 decreased to 10% from 17% for the same period in 1996. The decrease in the gross profit margin was the combined result of losses on certain projects, a decrease in the price of scrap metals, and the write down adjustment of scrap process equipment offset by the reduction in the Company's insurance claims and their respective settlement reserves.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 1997 decreased 5% to $11,713,000 from $12,344,000 for the same period in 1996.
The SG&A expenses as a percentage of revenue for the nine month period ended September 30, 1997 were 13% compared to 13% for the same period in 1996. The decrease in SG&A costs was the result of the Company's continued cost containment efforts.

Other Operating Expenses. Olshan Demolishing Management, Inc.(ODMI) is required to share with Rust any operating profits or operating losses, in exchange for the right to operate Olshan Demolishing Company (ODC). For the nine month period ended September 30, 1997 the amount due from Rust was $642,000 compared to $443,000 due to Rust for the same period in 1996.

Other (Income) and Expenses. Other (income) and expenses for the nine months ended September 30, 1997 were ($198,000) compared to ($83,000) for the same period in 1996. The decrease is primarily attributable to the elimination of the interest expense associated with the Company's long-term debt which was repaid in full on March 21, 1996.

Net (loss)income. Net (loss)income for the nine months ended September 30, 1997 decreased 206% to ($1,659,000) from $1,571,000 for the same period in 1996. Net income as a percentage of revenue for the nine month period ended September 30, 1997 decreased to (2%) from 2% for the same period in 1996. The decrease in net income for the nine month period ended September 30, 1997 was primarily due to the reduction in revenue and losses on certain asbestos-abatement and demolition projects.

Liquidity and Capital Resources. Working capital at September 30, 1997 was $20,701,000 compared to $21,154,000 at December 31, 1996. The current ratio was 2.2/1 at September 30, 1997 compared to 2.1/1 at December 31, 1996. Cash used in operating activities was $474,000 for the nine month period ended September 30, 1997 compared to cash provided by operating activities of $4,111,000 for the same period in 1996. The decrease in cash provided by operations was due to the decrease in accrued liabilities and the reserve for self insurance claims. During the first nine months of 1997, cash of $731,000 was used for purchases of property and equipment.

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

The Company is currently reviewing its operations to identify ways to cut costs and maximize productivity and profitability. The Company is considering re-structuring certain operating units and centralizing its financial and admin-istrative functions. Costs associated with this initiative are expected to include, but not be limited to, lease buy-out, severance and relocation costs, as well as write down of fixed assets no longer necessary in the business. These costs are expected to be accrued in future periods. As the Company repositions itself in the specialty contracting industry, business opportunities in areas other than asbestos-abatement may receive more emphasis. Consequently, asbestos removal revenues may decline in terms of actual dollars and as a relative proportion of total revenues. The Company is currently re-evaluating the carrying value of the goodwill associated with the asbestos-abatement business. This re-evaluation effort could result in a write down of the goodwill in a future period. These changes could have a material adverse impact on the results of the Company's operations for the fourth quarter and for the year.

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which is defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of these claims at September 30, 1997 of $4,966,000 and at December 31, 1996 of $5,410,000.

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


                                 NSC CORPORATION


Date: November 12, 1997                By _____/s/  Efstathios A. Kouninis_____
                                       Efstathios A. Kouninis
                                       Corporate Controller, Secretary and
                                       Treasurer

                                       Signing on behalf of the registrant and as principal accounting officer.