Form 10-K
period 1997-12-31
NSC CORP
filed 1998-03-31
CIK 863210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ----------------------

                                   FORM 10-K
(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                       OR

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

                                 (978) 557-7300
               Registrant's telephone number, including area code

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

          Yes  X      No ___

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by nonaffiliates of the registrant on March 17, 1998 was $8,320,290.

The number of shares of common stock outstanding on March 17, 1998 was 9,971,175.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1997.

                                NSC Corporation
                        1997 Annual Report on Form 10-K

                               Table of Contents

Part I
--------------------------------------------------------------------------------
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

Part II
--------------------------------------------------------------------------------
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

Part III
--------------------------------------------------------------------------------
Item 10.      Directors and Executive Officers of the Registrant              33
Item 11.      Executive Compensation                                          33
Item 12.      Security Ownership of Certain Beneficial Owners and
               Management                                                     33
Item 13.      Certain Relationships and Related Transactions                  33

Part IV
--------------------------------------------------------------------------------
Item 14.      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    34

Signatures                                                                    37

Part I


Item 1.  Business

General

NSC Corporation (the "Company") is a leading provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients located throughout the United States. The Company provides asbestos-abatement, lead paint abatement and indoor air quality
services  through  two  of  its  wholly-owned  subsidiaries,   National  Surface
Cleaning, Inc. ("NSCI") and National Service Cleaning Corp. ("NSCC"); asbestos-abatement and decontamination and decommissioning of government and commercial nuclear facilities through its wholly-owned subsidiary NSC Energy Services, Inc. ("NSCESI"); and demolition and dismantling services through its wholly-owned subsidiary, Olshan Demolishing Management, Inc. ("ODMI").

For financial information concerning the Company's two principal service segments, asbestos-abatement (which includes indoor air quality, decontamination and decommissioning and lead paint-abatement) and demolition and dismantling, see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere herein.

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

On May 4, 1993 pursuant to a Purchase Agreement among the Company, NSC Industrial Services Corp. ("Industrial"), OHM, The Brand Companies, Inc. ("Brand") and Waste Management, Inc. ("WMX"), the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for 4,010,000 shares of the Company's common stock and all the common stock of Industrial.

On April 20, 1995 the Company entered into Interim Management and Operating Agreements with Rust International Inc. (hereinafter referred to as "Rust") under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market.

As of December 31, 1997 and 1996, OHM and Rust (a successor company to Brand and a WMX subsidiary) each owned approximately forty percent of the Company's common stock.

Effective March 6, 1998, as a result of a transaction between OHM and International Technology Corporation ("IT"), OHM distributed its shares of the Company's common stock to its shareholders of record on February 24, 1998. As a result of this transaction, WMX is the owner of approximately fifty-four percent of the Company's common stock.

The market for asbestos-abatement services has seen dramatic changes over the past several years. In the mid-to-late 1980s, the demand in the marketplace was extremely high, with many owners of buildings and facilities undertaking large-scale abatement projects as a risk reduction measure. This demand, coupled with low barriers to entry, provided the conditions for the development of several large, national asbestos-abatement contractors.

Demand for asbestos-abatement services is dependent on the fluctuation of the national economy and the finite amount of asbestos remaining to be removed. There can be no assurance that such demand will remain steady. The Company, nevertheless, is positioned to maintain its share of this market through a focused sales and marketing effort. Furthermore, through diversification into the demolition, indoor air quality and decontamination and decommissioning of nuclear facilities markets, the Company is positioning to provide a full suite of specialty contracting services to the performance-sensitive customer. The market will continue to demand quality performance, and the Company will strive to meet these demands through a unified focus on safety, customer satisfaction, financial performance and personnel development.

Asbestos-Abatement and Demolition Operations

The Company provides asbestos-abatement and other specialty contracting services through its network of 16 offices located throughout the United States, and demolition and dismantling services through its Houston, Texas office. NSCI is licensed to conduct asbestos-abatement services in 31 states and provides its services with unionized labor, while NSCC is licensed to perform asbestos-abatement services in 36 states and provides its services with non-unionized labor. ODMI is licensed to conduct demolition and dismantling services in 20 states, the District of Columbia, Canada and Puerto Rico. Generally, ODMI provides its services with non-unionized labor; NSCC and ODMI often utilize subcontractor and temporary labor.

An asbestos-abatement or demolition and dismantling program is focused on meeting the needs of the facility owner or operator to properly manage the financial, regulatory and safety-related risks associated with a demolition or asbestos project. The Company's removal and demolition services require the coordination of several processes: marketing, bidding and contracting, project management, health and safety programs, and the actual asbestos removal or dismantling and demolition. The Company's management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

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

Project Management

Each project is coordinated and supervised by a project manager who selects the requisite equipment, ensures contract compliance and supervises all personnel. The Company employs a computerized job cost system which allows it to track project profitability on an ongoing basis. The project manager reviews the progress of the project on a regular basis with management. The project manager continues to oversee the completion of the project, which includes any subsequent change orders. The day-to-day documentation of air testing, lead monitoring and final clean analysis is an important part of the process and is generally provided by the client's consultants.


Health and Safety

The Company's written Safety Program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. In compliance with the EPA's Asbestos Hazard Emergency Response Act ("AHERA") Model Accreditation Plan ("MAP"), all asbestos-abatement supervisors and workers are required to attend and satisfactorily pass a written examination both initially and during annual refresher training. To meet the medical surveillance and respiratory protection requirements of the occupational Safety and Health Administration ("OSHA") standards, all personnel entering an asbestos or lead atmosphere must first undergo an initial, and then annual, medical examination, which includes a complete medical and work history, pulmonary function testing and a chest roentgenogram. If an employee will be exposed to lead, a blood sample is taken to determine blood lead levels before exposure to that environment. Blood lead levels are then monitored periodically throughout the period the employee is working in this environment. In addition to wearing required protective clothing, respirators and other personal protective equipment, all individuals leaving a contaminated area are required to undergo stringent decontamination procedures. During the asbestos-abatement process, the Company engages in daily personal air monitoring; during the demolition and dismantling process, the Company engages in lead, heavy metal and other contaminant testing. In either process, the Company strives to comply with all regulatory and safety requirements. Comprehensive documentation is an important part of the asbestos-abatement and demolition and dismantling process. The Company maintains all required documentation.

The Abatement Process

The Company's workers remove asbestos in accordance with the regulations of the Environmental Protection Agency's ("EPA") National Emission Standards for Hazardous Air Pollutants - Asbestos (NESHAPS) and OSHA with applicable state and local regulations. Before any removal can begin, the work area must be sealed off from the interior building environment as well as from the outdoor environment. The containment of the work area requires the construction of barriers on the walls and floors made of plastic sheeting sealed at the seams. Air locks are built for entry of personnel and equipment, and a negative pressure air filtration system is required to prevent the escape of any asbestos fibers from the work area. The Company constructs a worker decontamination area which is generally comprised of a contaminated area where workers leave their contaminated clothing and equipment, an area where the workers shower after leaving the sealed-off work area, and a clean area where workers prepare for the work shift. Workers are fitted with respirators and disposable suits prior to entering the work area.

Throughout the abatement process, air samples are taken to indicate the level of airborne fibers both inside and outside the work area to protect the workers and the building occupants. An environmental consultant, engineer or industrial hygienist tests air samples from the work area both during and upon completion of the project to monitor compliance with job specifications.

A thorough cleaning of the work area is conducted after removal, which includes high-efficiency particulate air filter vacuuming and wet mopping of all surfaces. All barriers erected during the asbestos-abatement project are dismantled and disposed of in the same manner as asbestos waste. The Company encapsulates the area from which asbestos was removed by applying a penetrating encapsulant to seal off any possible remaining fibers.

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

Markets and Customers

In 1997, the Company's primary markets for its asbestos-abatement, demolition and dismantling and other specialty contracting services were the states of California, Illinois, Kentucky, Massachusetts, Minnesota, Missouri, New York, Pennsylvania, Texas and West Virginia, as well as the District of Columbia. The Company's headquarters is located in Methuen, Massachusetts.

The Company believes that its primary clients, which include large industrial processing and manufacturing corporations, insurance companies, real estate development companies and owners and tenants of large commercial and governmental facilities, tend to emphasize quality and safety along with price considerations in making their decision. The Company typically contracts directly with owners, operators or tenants of properties and works closely with the environmental consultant of the client in performing removal services. No single customer accounted for more than 10% of the Company's consolidated revenue during 1997.

Following its acquisition by OHM in June 1988, the Company began performing asbestos-abatement services for OHM, principally in connection with certain large industrial decontamination and demolition projects performed by OHM. Following the acquisition of the Division in May 1993, the Company began providing asbestos-abatement services on a subcontract basis for Rust and its affiliates in connection with certain large industrial decontamination and demolition projects performed by Rust. The Company provides such services on a competitive basis to both OHM and Rust. Revenue for these services to OHM and Rust amounted to approximately $237,000 and $7,000, respectively, in 1997.

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

                                    Years Ended December 31, 1997
                       ------------------------------------------------------
                             1997              1996                1995
                       ---------------     --------------    ----------------
                                  (In thousands,except percentages)

Commercial..........   $  55,408   48%     $  56,299  44%     $  60,895   49%
Industrial..........      43,835   38         53,929  42         41,524   33
Institutional.......      16,712   14         18,815  14         22,110   18
                          ------   --         ------  --         ------   --
                       $ 115,955  100%     $ 129,043 100%     $ 124,529  100%
                       =========  ====     ========= ====     =========  ====

The Company markets its services directly to companies that are in need of asbestos-abatement and demolition and dismantling services, to general contractors who oversee large renovation projects and to asbestos-abatement consulting firms from which the Company receives asbestos project referrals because of its reputation and experience.

Seasonality

The Company's business is subject to variations in revenue and net income for interim periods and from year to year, and increased revenue may not always result in a corresponding increase in net income. These conditions are due to a number of characteristics shared by the Company to varying degrees with most other members of the industry, including the following: 1) its businesses are seasonal (typically less activity during the winter months) and are affected by the scheduling of work at commercial properties, fiscal funding of projects by government entities, outages at utilities and shutdowns at other industrial facilities; 2) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which the Company has no control; and 3) costs ultimately incurred by the Company on a job may be materially affected by such factors as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external sources and fluctuations in the prices of materials. Revenue and operating results of asbestos-abatement activities may also be affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. The revenue and operating results of the demolition and dismantling activities may be affected by fluctuations in the price of scrap metals. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

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

Insurance and Bonding

The Company has established an insurance program that has been tailored to meet the mutual risk management needs of its clients and the Company. The primary package includes commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. The Company has an umbrella policy which extends coverage to $51,000,000 per occurrence and $52,000,000 in the general aggregate. Effective November 1, 1996 the Company's liability per occurrence under the general liability policy is $100,000, under the automobile liability policy is $350,000 and under the workers' compensation policy is $500,000.

Public asbestos-abatement, demolition and dismantling projects require that the Company post surety bonds as guarantees of performance of the Company's contractual obligations. Under the Federal Miller Act, bonds are required to protect the interests of the general public, as public funding is utilized in project financing. Additionally, surety bonds also guarantee that the Company will pay all of its bills, including suppliers and subcontractors who are working on projects for the Company. Similarly, many private projects also require surety bonds to serve as protection and provide guarantees for private owners.

The Company has existing surety relationships with The Insurance Company of the State of Pennsylvania (American International Group) and United Pacific Insurance Group (Reliance Insurance Group).

Employees

As of March 17, 1998 the Company had approximately 940 employees, of which approximately 30 are employed as managers or executives, approximately 10 provide technical or engineering services, approximately 100 are employed in sales, clerical and data processing activities and approximately 800 are employed in other capacities, principally hourly labor. During 1997, the number of hourly-rate employees ranged from 700 to 1100. As of March 17, 1998 approximately 350 of the Company's employees were represented by various unions under numerous collective bargaining agreements. The Company is a party to a number of collective bargaining agreements with several unions which represent employees based upon geographic area or the nature of work performed by such employees. Such collective bargaining agreements expire at various times. The Company considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

Patents and Service Marks

The Company currently does not own any patents or service marks.

Government Regulation

The asbestos-abatement and demolition and dismantling processes are regulated by the federal government through the EPA, OSHA and the Department of Transportation ("DOT"). Additionally, the demolition and dismantling process is regulated by MSHA when conducted at mining locations. EPA's NESHAPS regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. EPA's AHERA mandates that public schools inspect for levels of asbestos contamination and prepare a specific management plan for appropriate remedial action if asbestos is found. OSHA regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris.

EPA regulations under the Clean Air Act's NESHAPS include requirements for wetting of the asbestos-containing material, using exhaust ventilation and filtration systems meeting certain specifications, and following procedures for transporting and disposing of asbestos-containing material. Prior to commencing most removal projects, contractors are required to provide the EPA with written notification containing certain information, including the address of the project, the anticipated starting and completion dates, methods to be used to comply with the emission standards, the amount of asbestos-containing material involved in the project and the location of the EPA-approved disposal site.

The Toxic Substances Control Act ("TSCA"), as amended by AHERA, and the regulations promulgated pursuant thereto, require inspection of schools for asbestos and public notice of the inspection results, which often leads to demands for abatement. In addition, TSCA imposes asbestos exposure standards for state and local government employees. The EPA has also adopted regulations under AHERA which require schools to use accredited inspectors to inspect school buildings for asbestos-containing materials. If asbestos-containing materials are found and are damaged, the school must develop an asbestos management plan which outlines its management practices for the materials. Response actions may include encapsulation, enclosure, repair or removal of the asbestos-containing materials by an accredited contractor. The AHERA regulations impose affirmative obligations on the accredited contractor who performs the work on school building projects. These obligations include proper worker, employee and occupant protections. In addition, AHERA incorporated the NESHAPS standards for packaging, transportation and disposal of asbestos waste. If the asbestos-containing material is not damaged, continued inspection and monitoring by the school is required.

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

Each of the states in which the Company currently operates has adopted laws and regulations governing the conduct of asbestos-abatement contractors. Such laws and regulations generally require 1) training and licensing of asbestos-abatement contractors and their workers, 2) notice before the commencement of any asbestos-abatement project and 3) standards of performance for the asbestos removal process. In addition, some states authorize municipalities to adopt more stringent standards.

The Company believes that additional state and local authorities may adopt similar laws and regulations and that existing laws and regulations may become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. Although subject to change, OSHA has adapted the final regulations as law. Many of the regulations are complex and frequently amended and, therefore, the Company is unable to predict what, if any, impact such regulations will have on its results of operations or financial condition. As a result of the extensive regulation, the Company and its subsidiaries are, have been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Because of the changing regulatory environment, there can be no assurance that violations by the Company of federal, state or local laws and regulations applicable to asbestos removal will not occur in the future or that changes in such laws and regulations would not have an adverse effect on the Company's business. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon the Company's business.

Licensing Requirements

Most states in which the Company operates require that the Company obtain licenses to provide asbestos-abatement services, deleading services and demolition/dismantling services. These licenses are generally subject to annual renewal. The Company has been able to obtain the renewal of its licenses without unusual difficulty or delay, and the Company believes that it is in compliance with all current state licensing requirements in states where the Company intends to conduct business. Furthermore, the Company is in compliance in those states that have adopted regulations requiring state-specific training, testing and licensing of employees engaging in asbestos-abatement, deleading or demolition/dismantling activities.

Backlog

The majority of the Company's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. The unearned services portion of the Company's asbestos-abatement and demolition and dismantling services contracts and unfilled orders was approximately
$33,902,000,  $38,875,000  and  $47,466,000 at December 31, 1997,  1996 and 1995
respectively. Up to $2,887,000 of the Company's backlog at December 31, 1997 may not be earned during 1998. The remaining amount of the Company's backlog at December 31, 1997 is expected to be completed in the current calendar year.

Item 2.  Properties

The Company currently owns and leases property to support its operations. These facilities provide space for sales and marketing functions and operations management and support. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices. The following table summarizes the Company's properties:


  -----------------------------------------------------------------------------
                                                         Square
       Location            Principal Use      Acreage   Footage     Own/Lease
  -----------------------------------------------------------------------------
  Methuen, MA         Corporate Headquarters     9       40,000        Own
                      Offices and Warehousing
  -----------------------------------------------------------------------------
  Lombard, IL         Offices and Warehousing    --      30,000       Lease
  -----------------------------------------------------------------------------
  Houston, TX         Offices and Warehousing    --      24,240       Lease
  -----------------------------------------------------------------------------
  Thorofare, NJ       Offices and Warehousing    --      17,570       Lease
  -----------------------------------------------------------------------------
  Oakland, CA         Offices and Warehousing    --      11,100       Lease
  -----------------------------------------------------------------------------
  San Antonio, FL     Offices and Warehousing    --      10,800       Lease
  -----------------------------------------------------------------------------
  Arden Hills, MN     Offices and Warehousing    --       9,654       Lease
  -----------------------------------------------------------------------------
  Cincinnati, OH      Offices and Warehousing    --       7,400       Lease
  -----------------------------------------------------------------------------
  Orange, CA          Offices and Warehousing    --       5,530       Lease
  -----------------------------------------------------------------------------
  Salisbury, NC       Offices                    --       5,400       Lease
  -----------------------------------------------------------------------------
  Winfield, WV        Offices and Warehousing    --       5,000       Lease
  -----------------------------------------------------------------------------
  Salem, NH           Offices and Warehousing    --       3,850       Lease
  -----------------------------------------------------------------------------
  Wausau, WI          Offices and Warehousing    --       2,400       Lease
  -----------------------------------------------------------------------------
  Baton Rouge, LA     Offices and Warehousing    --       1,250       Lease
  -----------------------------------------------------------------------------
  Orange, TX          Offices                    --         *         Lease
  -----------------------------------------------------------------------------
  Dallas, TX          Offices                    --         *         Lease
  -----------------------------------------------------------------------------


* These facilities consist of less than 1,000 square feet.

In 1997, the Company wrote down the carrying value of the Methuen property, which no longer fits in its strategic plans and is currently held for sale. The write down of the property amounted to $2,537,000 during 1997.

The Company's aggregate rental payments for leased office and warehouse space approximated $815,000 in 1997.

Item 3.  Legal Proceedings

The Company is subject to certain legal proceedings, including those relating to regulatory compliance, in the ordinary course of its business. Management believes that such proceedings are either adequately covered by insurance or if uninsured, will not, in the aggregate, have a material adverse effect upon the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 17, 1998 are listed below:

      Victor J. Barnhart         55     Chairman and Chief Executive Officer
      Darryl G. Schimeck         37     President and Chief Operating Officer
      Efstathios A. Kouninis     36     Vice President of Finance, Corporate
                                        Controller, Treasurer and Secretary

Victor J. Barnhart has been Chairman and Chief Executive Officer since December 5, 1996. Prior to joining the Company, Mr. Barnhart was the President of Integrated Environmental Services - WMX Technologies since December 1995 and President of Rust Industrial Services Inc. and Rust Remedial Services, Inc., subsidiaries of WMX Technologies, since November 1990.

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

Efstathios A. Kouninis has been Vice President of Finance, Corporate Controller, Treasurer and Secretary since December 11, 1997, Corporate Controller, Treasurer and Secretary since August 7, 1997, Corporate Controller since February 1996, and Director of Tax and Internal Audit since September 1994. Prior to joining the Company, Mr. Kouninis served in accounting positions of increasing responsibility for Wheelabrator Technologies Inc.
since November 1991.

Part II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The Common Stock is admitted for trading on the National Association of Securities Dealers Automatic Quotation System, National Market System ("NASDAQ"). As of March 17, 1998 there were approximately 679 holders of record of the Common Stock. During December 1997 and 1996, the Company declared and paid a cash dividend of $0.15 per share of common stock. Pursuant to the Revolving Credit Facility, as amended, the Company must comply with certain financial covenants for the declaration and payment of any cash dividends. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company. The Common Stock does not have any preemptive rights.

The table below sets forth, for the calendar quarters indicated, the reported high and low closing sales prices of the Common Stock as reported by NASDAQ based on published financial sources:


                                      1997                       1996
                                ---------------            -----------------
Quarter Ended                    High      Low              High       Low
----------------------------------------------------------------------------

     December 31.............  $2 7/8    $1 3/4           $ 2 1/2    $ 1 3/8
     September 30............   3         1 15/16           2          1 1/2
     June 30.................   2 1/2     1 1/2             2 1/2      1 1/4
     March 31................   3 7/32    2 3/8             2 1/2      1 1/8



Item 6. Selected Financial Data


(a) The Consolidated Five year Summary of Results of Operations for each of the last five years ended December 31 is set forth below:

 (In thousands, except per-share data)
 Years Ended December 31,                       1997       1996       1995       1994    1993 (1)
--------------------------------------------  --------   --------   --------   --------  --------
 Revenue...................................   $115,955   $129,043   $124,529   $132,218  $110,254
 Gross profit..............................     11,027     22,589     19,447     21,716    20,901
 Write-down of assets held for sale........      2,843        830          -          -         -

 Operating (loss)income....................     (7,785)     3,531      1,859      5,101     6,356

    Net (loss)income ......................   $ (4,994)  $  1,861   $    715   $  2,566  $  3,373

 Basic and diluted earnings per share (2)..   $  (0.50)  $   0.19   $  $0.07   $   0.26  $   0.40


 Weighted average number of common shares
outstanding................................      9,971      9,971      9,971      9,971     8,504

Cash dividends declared per common share (3)  $   0.15   $   0.15    $  0.15   $   0.15   $  1.20

  (b) The consolidated five year summary of financial position as of December 31 is set forth below:

December 31,                                    1997       1996       1995       1994     1993
--------------------------------------------  --------   --------   --------   --------  -------
                                                              (In Thousands)
Total assets...............................  $ 74,489     $85,560    $87,161   $88,287   $93,569
Assets held for sale.......................     1,653         475          -         -         -
Non current liabilities, including current
portion of long-term debt (4)..............     5,253       7,610      7,421    10,588    13,775

(1) The statement of operations data for the year ended December 31, 1993 includes the results of operations from May 4, 1993 (date of acquisition) of the Division.

(2) In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share amounts for 1997, 1996, 1995, 1994 and 1993 have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share, after applying the treasury stock method, approximates basic earnings per share and, accordingly, have not been separately presented.

(3) In December 1997, 1996, 1995 and 1994, the Company declared and paid a cash dividend of $0.15 per common share and $1.20 per common share in December 1993.

(4) On May 4, 1993 all outstanding amounts due to OHM were repaid with term loan borrowings under a senior revolving credit facility with banks. On March 21, 1996 the amount due to the banks under the senior revolving credit facility was repaid in full.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                 1997 vs. 1996

Revenue. The Company's consolidated revenue for the year ended December 31, 1997 decreased 10.1% to $115,955,000 from $129,043,000 for the same period in 1996.
This decrease was due to a $6,491,000 decrease in asbestos-abatement related revenue and a $6,597,000 decrease in demolition related revenue. The decrease in revenue was due to competitive pricing pressures in the bidding process resulting in the Company's decreased success in securing new work. The 1997 results are not indicative of results to be expected for any upcoming year.

Gross Profit. Gross profit decreased to $11,027,000 in 1997 from $22,589,000 for the same period in 1996. The decrease in the gross profit was the result of lower revenue, losses on certain projects, the write down adjustment of scrap process equipment and an increased provision for general liability loss related to the unfavorable resolution of one significant claim. Gross profit as a percentage of revenue decreased to 9.5% in 1997 from 17.5% in 1996.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1997 decreased $675,000 or 4.1% to $15,756,000 from $16,431,000 for the same period in 1996.
The decrease in SG&A costs was the result of a decrease in salaries and legal expenses, partially offset by increases in the bad debt reserves and consulting services associated with the new software implementation. SG&A expenses as a percentage of revenue for 1997 increased to 14% from 13% in 1996 due to lower revenue.

Write Down of Assets Held for Sale. The Company wrote-down to market the value of certain real property and equipment that no longer fit its strategic plans. The write-down of the properties and equipment amounted to $2,843,000 and $830,000 in 1997 and 1996, respectively.

Other Operating Expenses. Olshan Demolishing Management, Inc. (ODMI) is required to share with Rust any operating profits or operating losses, in exchange for the right to operate Olshan Demolishing Company (ODC). For 1997, the amount due from Rust was $887,000, compared to $700,000 due to Rust for the same period in 1996.

Other (Income) Expenses. Other Income was $212,000 in 1997 compared to $195,000 in 1996. This difference is mainly due to the elimination of interest expense associated with the Company's long-term debt, which was repaid in full on March 21, 1996, partially offset by losses on sales of certain assets.

Net (Loss) Income. Net income decreased 368% to a net loss of ($4,994,000) from net income of $1,861,000 in 1996. The decrease in net income is attributable to lower revenue, losses on certain projects, the write down adjustment of scrap process equipment and the recognition of non-recurring charges. These charges amounted to $3,204,000 after tax and were related to the designation for sale of certain real estate, the sale of idle equipment and an increase in the reserves for self-insurance claims and taxes. Net (loss) income as a percentage of revenue decreased to (4.3%) from 1.4% in 1996.


                                 1996 vs. 1995

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

Gross Profit. Gross profit increased to $22,589,000 in 1996 from $19,447,000 for the same period in 1995. The increase in the gross profit is primarily attributable to a reduction of insurance claims and their respective settlement reserves. Gross profit as a percentage of revenue increased to 17.5% in 1996 from 15.6% in 1995.

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

Write Down of Assets Held for Sale. In the fourth quarter of 1996, the Company wrote-down to market the value of certain real property that no longer fits its strategic plans. The write-down of the property amounted to $830,000.

Other Operating Expenses. Other operating expenses in 1996 increased to $700,000 from $169,000 in 1995 due to a full year of ODMI activities in 1996. ODMI is required to pay Rust an annual fee based on operating profit, if any, in exchange for the right to operate ODC.

Other (Income) Expenses. In 1996 other income was $195,000, compared to $191,000 of expense in 1995. This difference in other (income) expense is due to a reduction in interest expense associated with the Company's long-term debt, which was repaid in full on March 21, 1996.

Net Income. Net income increased 160% to $1,861,000 in 1996 from $715,000 in 1995. Net income as a percentage of revenue increased to 1.4% in 1996 from 0.6% in 1995. The increase in net income is attributable to higher revenue and the reduction of interest expense and insurance settlement reserves.

Liquidity and Capital Resources

Working capital at December 31, 1997 was $16,826,000 compared to $21,154,000 at December 31, 1996. The current ratio was 1.93/1 compared to 2.1/1 at December 31, 1996. Cash provided by operating activities was $7,155,000 compared to $6,752,000 for 1996. The increase in cash provided by operations is primarily due to increased accounts receivable collections, and lower operating activity.

During 1997, cash of $929,000 was used for purchases of property and equipment, of which $306,000 was used towards the implementation of new software technology. During 1998, the Company estimates that it will spend an additional $200,000 to complete the implementation of this software package. The Company believes that these expenditures will adequately address any year 2000 issues. Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995, the Company has received to date a $4,520,000 interest-free working capital loan. The loan is payable according to the provisions contained in the Agreement and is expected to remain outstanding for the full ten year term of the Agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities (see Note 6 of the notes to the consolidated financial statements included elsewhere herein), as amended on December 22, 1997, will be sufficient throughout the next twelve months to finance its working capital needs and planned capital expenditures. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

The nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at December 31, 1997 of $6,403,000 and at December 31, 1996 of $5,410,000.

Inflation

Historically, inflation has not had a significant impact upon the Company or its cost of operations.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary consolidated quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 are set forth on pages 19 through 22.

                                    NSC CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Share and Per-Share Data)


                                                              December 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
       ASSETS
       Current assets:
         Cash and cash equivalents ...............          $8,781       $3,975
         Accounts receivable, net.................          20,590       26,859
         Costs and estimated earnings on contracts
           in process in excess of billings.......           1,969        7,739
      Inventories.................................           1,157          878
         Prepaid expenses and other current assets           1,565        1,672
         Deferred income taxes....................             844          335
                                                         ---------    ---------
                                                            34,906       41,458

       Property and equipment,  net...............           2,755        7,352

       Other noncurrent assets:
         Assets held for sale.....................           1,653          475
         Goodwill, net of accumulated amortization of
         $7,984 and $6,884 in 1997 and 1996,respectively    35,175       36,275
                                                         ---------    ---------
                                                            36,828       36,750
                                                         ---------    ---------
         Total assets                                    $  74,489    $  85,560
                                                         =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable..........................          4,942        3,448
         Billings in excess of costs and estimated
           earnings on contracts in process........          3,274        5,237
         Accrued compensation and related costs....          1,760        3,898
         Federal, state and local taxes............            273        1,222
         Other accrued liabilities.................          1,428        1,089
         Reserve for self insurance claims and other
         contingencies.............................          6,403        5,410
                                                         ---------    ---------
                                                            18,080       20,304
       Noncurrent liabilities:
         Payable to affiliate......................          4,520        4,520
         Deferred income taxes.....................            733        3,090

       Stockholders' equity:
         Preferred stock $.01 par value, 10,000,000
         shares authorized, none issued and
         outstanding...............................              -            -
         Common stock $.01 par value, 20,000,000 shares
         authorized, 9,971,175 shares issued and
         outstanding in both 1997 and 1996.........             100         100
         Additional paid-in capital................          56,079      56,079
         Retained earnings (accumulated deficit)...          (5,023)      1,467
                                                          ---------   ---------
                                                             51,156      57,646
                                                          ---------   ---------
         Total liabilities and stockholders' equity       $  74,489   $  85,560
                                                          =========   =========

       The accompanying notes are an integral part of these consolidated financial statements.


                                   NSC CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In Thousands, Except Per-Share Data)



                                                          Years Ended December 31,
                                                     ----------------------------------
                                                      1997         1996          1995
                                                     --------     --------     --------
Revenue......................................       $115,955     $129,043     $124,529
 Cost of services............................        104,928      106,454      105,082
                                                     --------     --------     --------
    Gross profit.............................         11,027       22,589       19,447
 Selling, general and administrative expenses         15,756       16,431       16,353
 Write down of assets held for sale..........          2,843          830            -
 Other operating (income)expense.............           (887)         700          169
 Goodwill amortization.......................          1,100        1,097        1,066
                                                     --------     --------     --------
    Operating (loss) income..................         (7,785)       3,531        1,859
                                                     --------     --------     --------

 Other:
   Interest expense..........................              -          112          587
   Other income..............................           (212)        (307)        (396)
                                                     --------     --------     --------
                                                        (212)        (195)         191
                                                     --------     --------     --------
    (Loss) income before income taxes........         (7,573)       3,726        1,668
 Income tax (benefit)expense.................         (2,579)       1,865          953
                                                     --------     --------     --------
    Net (loss) income                                $(4,994)     $ 1,861      $   715
                                                     ========     ========     ========

 Basic and diluted earnings per share........        $ (0.50)     $  0.19      $  0.07
                                                     ========     ========     ========

 Weighted-average number of common shares
 outstanding.................................          9,971        9,971        9,971
                                                     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.



                                     NSC CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands, Except Per-Share Data)

                                     Common Stock
                                  -------------------
                                  Number               Additional              Total
                                    of                 Paid-in    Retained  Stockholders'
                                  Shares     Amount    Capital    Earnings    Equity
                                  --------  ---------  ---------  ---------  ----------

    Balance at January 1, 1995    $ 9,971   $    100   $ 56,079   $  1,883   $  58,062
                                  --------  ---------  ---------  ---------  ----------
    Net income                          -          -          -        715         715
    Cash dividend declared
    ($0.15 per share)                   -          -          -     (1,496)     (1,496)
                                  --------  ---------  ---------  ---------  ----------
    Balance at December 31, 1995  $ 9,971   $    100   $ 56,079   $  1,102   $  57,281
                                  --------  ---------  ---------  ---------  ----------
    Net income                          -          -          -      1,861       1,861
    Cash dividend declared
    ($0.15 per share)                   -          -          -     (1,496)     (1,496)
                                  --------  ---------  ---------  ---------  ----------
    Balance at December 31, 1996  $ 9,971   $    100   $ 56,079   $  1,467   $  57,646
                                  --------  ---------  ---------  ---------  ----------
    Net loss                            -          -          -     (4,994)     (4,994)
    Cash dividend declared
    ($0.15 per share)                   -          -          -     (1,496)     (1,496)
                                  --------  ---------  ---------  ---------  ----------
    Balance at December 31, 1997  $ 9,971   $    100   $ 56,079   $(5,023)   $  51,156
                                  ========  =========  =========  =========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.



                                   NSC CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)


                                                           Years Ended December 31,
                                                        ------------------------------
                                                          1997      1996       1995
                                                        ---------  --------  ---------
Cash flows from operating activities:
   Net (loss)income.................................    $ (4,994)  $ 1,861    $   715
   Adjustments  to  reconcile  net  income  to net
   cash  provided  by  operating activities:
      Depreciation..................................       1,284     1,716      1,830
      Goodwill amortization.........................       1,100     1,097      1,066
      Deferred income taxes.........................      (2,866)     (996)    (1,034)
      Loss (gain) on disposition of property and
      equipment.....................................         145       194        (36)
      Loss on impairement of assets held for sale...       2,843       830          -
   Changes in assets and liabilities, net of effects
   of acquired business:
   Accounts receivable, net.........................       6,269       266       (984)
   Costs and estimated earnings on contracts
    in process in excess of billings................       5,770       155     (2,283)
   Other current assets.............................        (172)      235        487
   Accounts payable.................................       1,494       385       (176)
   Billings in excess of costs and estimated
    earnings on contracts in process................      (1,963)    1,305     (1,559)
   Other current liabilities........................      (1,755)     (296)     4,061
   Other............................................           -         -         38
                                                        ---------  --------  ---------
      Net cash provided by operating activities            7,155     6,752      2,125
                                                        ---------  --------  ---------
Cash flows from investing activities:
   Purchases of property and equipment..............        (929)   (2,024)      (759)
   Proceeds from sale of property and equipment.....          76       268        144
   Acquisition of other assets......................           -      (718)         -
                                                        ---------  --------  ---------
      Net cash used in investing activities                 (853)   (2,474)      (615)
                                                        ---------  --------  ---------
Cash flows from financing activities:
   Payments on long-term debt.......................           -    (5,850)    (4,738)
   Proceeds of loan from affiliate..................           -     2,949          -
   Cash dividend paid...............................      (1,496)   (1,496)    (1,496)
                                                        ---------  --------  ---------
      Net cash used in financing activities               (1,496)   (4,397)    (6,234)
                                                        ---------  --------  ---------
      Net increase (decrease) in cash and cash
      equivalents...................................       4,806      (119)    (4,724)
   Cash and cash equivalents at beginning of periods.      3,975     4,094      8,818
                                                        ---------  --------  ---------
   Cash and cash equivalents at end of periods......    $  8,781   $ 3,975    $ 4,094
                                                        =========  ========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

NSC Corporation
Notes to Consolidated Financial Statements
December 31, 1997


Note 1 - Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation. The accompanying consolidated financial statements include the accounts of NSC Corporation (the "Company") and its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSCI"), National Service Cleaning Corp. ("NSCC"), NSC Energy Services, Inc. ("NSCESI"), NSC Specialty Coatings, Inc. ("NSCSCI") and since September 4, 1995 Olshan Demolishing Management, Inc. ("ODMI") - see Note 9 -
"Transactions with Affiliates". All intercompany transactions have been eliminated in consolidation. The Company is a Delaware corporation and was a seventy percent-owned subsidiary of OHM Corporation ("OHM") through May 3, 1993. On May 4, 1993, pursuant to a Purchase Agreement among the Company, Industrial, OHM, The Brand Companies, Inc. ("Brand") and Waste Management, Inc. ("WMX"), the Company acquired the asbestos-abatement division of Brand
(the "Division") in exchange for 4,010,000 shares of the Company's common stock and all of the common stock of Industrial. As of December 31, 1997 and 1996, OHM and Rust International Inc. (a successor company to Brand and a WMX subsidiary hereinafter referred to as "Rust") each owned approximately forty percent of the Company's common stock.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may or may not be material.

Revenue and Cost Recognition. The Company derives its revenues primarily from providing asbestos-abatement, demolition and dismantling and other specialty contracting services under fixed-price, time and materials and unit price contracts. In addition, certain revenue is derived from the sale of scrap metals and processing equipment removed from demolition sites. The Company recognizes revenues and related income from its fixed- and unit-price contracts in process using the percentage-of-completion method of accounting. The Company determines the percentage-of-completion of its contracts by comparing costs incurred to date to total estimated costs. Revenues from time and material-type contracts are recorded based on costs incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues are recognized for amounts under pending claims when management believes it is probable the claim will result in additional contract revenues and the amount can be reliably estimated. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect costs related to the contract performance. Selling, general and administrative expenses are charged to expense as incurred. The asset, "costs and estimated earnings on contracts in process in excess of billings," represents revenues recognized in excess of amounts billed. The liability, "billings on contracts in process in excess of costs and estimated earnings," represents billings in excess of revenues recognized.

Direct Subcontract Costs. The Company incurs a substantial amount of direct subcontract costs which are passed through to its clients. These costs result from the use of subcontractors on projects for labor, transportation and disposal of asbestos materials, analytical and restoration services, and other removal-related services. The direct subcontract costs were $30,319,000, $25,240,000, and $24,426,000 for 1997, 1996 and 1995, respectively, and are included in Costs of Services in the Consolidated Statement of Operations for each year.

Inventories. Inventories consist primarily of operating supplies and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives (3 to 30 years) of the respective assets using the straight-line method.

Goodwill. Goodwill is amortized, generally on a straight-line basis, over a 40-year life and is reviewed on an ongoing basis by the Company's management based on several factors, including the Company's projection of undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

Long-Lived Assets. The adoption by the Company in 1996 of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets to be Disposed Of" did not materially affect the Company's consolidated financial statements. In the event that facts and circumstances indicate that any of the Company's long-lived assets may be impaired, an evaluation of recoverability would be performed. If after such evaluation it is determined that an asset is impaired, the carrying value of the asset would be reduced to fair value. SFAS No. 121 requires that assets held for sale or disposal are carried at the lower of carrying amount or fair value less costs to sell, and prohibits depreciation from being recorded during the periods in which the asset is being held for sale or disposal.

Income Taxes. The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities.

Stock Compensation. Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No.123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Cash Equivalents and Cash Flow Information. The Company considers all highly liquid investments having a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates fair market value. Cash paid for income taxes was $1,211,000, $2,007,000, and $1,702,000 for 1997, 1996, and 1995, respectively. No interest was paid in 1997. Cash paid for interest was $112,000, and $587,000 for 1996 and 1995, respectively. The effects of the Company's cash and non-cash transactions with ODMI are described in Note 9, "Transactions with Affiliates."

Earnings Per Share. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, " Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share amounts for 1997, 1996 and 1995 have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share, after applying the treasury stock method, approximates basic earnings per share and, accordingly, have not been separately presented.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Note 2 - Accounts Receivable

Accounts receivable are summarized as follows:

                                                              December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (In thousands)

      Accounts billed and due currently............       $ 18,066    $24,861
      Retained.....................................          3,235      2,555
                                                          --------   --------
                                                            21,301     27,416
      Allowance for uncollectible accounts.........           (711)      (557)
                                                          --------   --------
                                                           $20,590    $26,859
                                                          ========   ========


The retained receivables at December 31, 1997 are expected to be collected within one year.

Note 3 - Properties and Equipment

Properties and equipment were as follows:





                                                           December 31,
                                                        -----------------
                                                         1997      1996
                                                        -------   -------
                                                          (In thousands)

      Land .....................................        $    -    $  767
      Buildings and improvements ...............           355     4,311
      Machinery and equipment ..................         6,527     9,868
      Projects in progress .....................           641       558
                                                        -------   -------
                                                         7,523    15,504
      Accumulated depreciation..................        (4,768)   (8,152)
                                                        -------   -------
      Properties and equipment, net ............        $2,755    $7,352
                                                        =======   =======


In 1997, the Company wrote-down to market the carrying value of its Methuen, MA property, which no longer fits in its strategic plans and is currently held for sale. In 1996, the properties of Hammond, IN and Windsor, CT, which was subsequently sold, were written down to market. The write-down of these properties amounted to $2,712,000 in 1997 and $830,000 in 1996. Also, in 1997, the Company wrote down equipment and recognized a loss of $131,000. Cash of $306,000 and $769,000 was used towards the implementation of new software technology in 1997 and 1996 respectively. The capitalized portion of software expenditures is included in projects in progress on the Company's consolidated balance sheet.



Note 4 - Costs and Estimated Earnings on Contracts in Process

The consolidated balance sheets include the following amounts:

                                                            December 31,
                                                        --------------------
                                                           1997      1996
                                                        ---------   --------
                                                           (In thousands)

      Costs incurred on contracts in process........    $104,928    $106,327
      Estimated earnings............................      13,603      18,427
                                                        --------    --------
                                                         118,531     124,754
      Less billing to date..........................     119,836     122,252
                                                        --------    --------
                                                        $ (1,305)   $  2,502
                                                        ========    ========
      Costs and estimated earnings on contracts in
         process in excess of billings..............    $  1,969    $  7,739
      Billings on contracts in process in excess of
         costs and estimated earnings...............      (3,274)     (5,237)
                                                        --------    --------
                                                        $ (1,305)   $  2,502
                                                        ========    ========

Costs and estimated earnings on contracts in process in excess of billings included reserves for contract revenue adjustments of $363,000 and $152,000 at December 31, 1997 and 1996, respectively. The Company recognizes revenue from its fixed and unit price contracts in process using the percentage of completion method of accounting, which requires the use of estimates. Such estimates are subject to changes throughout the duration of the contract, as a result of factors such as technical problems, disputes, weather, delays caused by external sources and fluctuations in the prices of materials and scrap metals.

Note 5 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                             December 31,
                                                          ------------------
                                                            1997       1996
                                                          -------    -------
                                                           (In thousands)
      Deferred tax assets:
         Accrued liabilities..........................    $ 2,847    $ 2,390
         Allowance for uncollectible accounts ........        285        223
         Assets held for sale.........................      1,281          -
         Book over tax depreciation...................        185          -
                                                          -------    -------
            Total deferred tax assets.................      4,598      2,613
      Deferred tax liabilities:
         Tax over book depreciation...................          -        572
         Goodwill.....................................      3,861      3,698
         Contract revenue recognition.................          -        458
         Prepaid expenses and other assets............        626        641
                                                          -------    -------
            Total deferred tax liabilities............      4,487      5,369
                                                          -------    -------

            Net deferred tax assets (liabilities).....     $  111    $(2,756)
                                                          =======    =======


Significant components of the provision for income tax (benefit) expenses are as follows:

                                                Years Ended December 31,
                                                -------------------------
                                                 1997     1996     1995
                                                -------  -------  -------
                                                     (In thousands)
      Current:
         Federal............................     $ (45) $ 2,269  $ 1,404
         State..............................       332      367      583
                                                -------  -------  -------
           Total current taxes..............       287    2,636    1,987
                                                -------  -------  -------
      Deferred:
         Federal............................    (2,221)    (825)    (664)
         State..............................      (645)      54     (370)
                                                -------  -------  -------
           Total deferred tax benefit.......    (2,866)    (771)  (1,034)
                                                -------  -------  -------
      Total income tax (benefit) provision..   $(2,579) $ 1,865   $  953
                                                =======  =======  =======


The reasons for differences between income taxes attributable to continuing operations and the amount computed by applying the federal statutory tax rate (34% is the statutory tax rate for companies that have less than $10 million of taxable income) to income from continuing operations before income taxes are:


                                                     Years Ended December 31,
                                                   ----------------------------
                                                         Liability Method
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                       (In thousands)

 Federal statutory rate................            $(34.0)%   $ 34.0%   $ 34.0%
 Add (deduct):
  State income taxes, net of federal tax benefit..    (2.7)      7.4       8.2
            Goodwill amortization.................     2.3       4.8      10.9
            Other.................................     0.3       3.9       4.0
                                                   --------  --------  --------
                                                   $(34.1)%  $  50.1%   $ 57.1%
                                                   ========  ========  ========

Note 6 - Long-Term Debt

On May 9, 1997, and December 22, 1997, the Company amended its May 4, 1993 revolving credit facility. Under this agreement, the Company can borrow up to $25,000,000 on a revolving basis for a term expiring April 30, 1999. The amended revolving credit facility contains debt service coverage, leverage and interest convenants and allows for payment of dividends subject to certain conditions. Amounts outstanding under the facility bear interest of 150 to 225 basis points above the Eurodollar rate (the 90 day Eurodollar rate at December 31, 1997 was 5.8125%) and are secured by substantially all of the Company's assets. As of December 31, 1997 the Company had outstanding $8,000,000 in letters of credit. There were no borrowings outstanding under this facility as of December 31, 1997 and December 31, 1996.

Note 7 - Capital Stock

The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value, without any further vote or action by the stockholders. As of December 31, 1997 no preferred stock has been issued.

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


Note 8 - Stock Option Plan

The Company has a stock option plan (the "1990 Plan") which provides for the granting of options to acquire up to 860,000 shares of the Company's common stock. The options are issuable to directors, officers and key employees at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The stock options granted under the 1990 Plan are exercisable in either cumulative ratable annual installments over a four year period or altogether three years after the date of grant, and expire ten years thereafter. Shares available for grants of additional stock options, under the 1990 Plan, were 48,750, 151,250, and 656,750 for the years ended December 31, 1997, 1996, and 1995 respectively.

The following tables summarize information about the Company stock options.





                                                         1990 Plan
                                                  -------------------------
                                                    Number    Option Price
                                                      of        Range Per
                                                   Options        Share
                                                  ---------  --------------

      Outstanding at January 1, 1995.........      225,320   $4.00 - $8.50
         Canceled............................     (178,070)   4.00 -  6.00
                                                  ---------
      Outstanding at December 31, 1995.......       47,250    4.00 -  8.50
         Granted.............................      690,000    2.00 -  2.06
         Canceled............................     (184,500)   2.00 -  8.50
                                                  ---------
      Outstanding at December 31, 1996.......      552,750    2.00 -  6.00
         Granted.............................      102,500    2.00 -  2.63
                                                  ---------
      Outstanding at December 31, 1997.......      655,250    2.00 -  6.00
                                                  =========

                   Number of        Number of
                    Shares           Shares          Remaining
      Option      Outstanding     Exercisable at    Contractual     Option
    Grant Date    at 12/31/97        12/31/97          Life       Price Range
   --------------------------------------------------------------------------

   March 1991         3,000           3,000          3.0 years       $6.00
   May 1991          10,000          10,000          3.2 years       $6.00
   November 1991      1,250           1,250          3.5 years       $4.00
   November 1992      1,000           1,000          4.5 years       $5.75
   May 1993          10,000          10,000          5.2 years       $4.05
   February 1996    207,500          51,785          8.1 years       $2.00
   December 1996    320,000          17,500          8.8 years       $2.06
   February 1997     17,500               0          9.1 years       $2.63
   August 1997       30,000               0          9.6 years       $2.00
   November 1997     55,000               0          9.8 years       $2.38



Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the recognition of, or disclosure of, compensation expenses for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. Although SFAS No. 123 requires the presentation of pro forma information to reflect the fair value method of accounting for employee stock option grants, such information has not been presented because the pro forma effects are not material. The initial impact on pro forma net income may not be representative of compensation expense in future periods when the effect of amortization of multiple awards would be reflected in the pro forma calculation. The fair value of these options was estimated at the date of the grant using the
"Black-Scholes"   method   prescribed   by   SFAS   No.   123.   The   following
weighted-average assumptions were used to determine the fair value for 1997: market price of the Company's common stock of $2.00 and $2.06, a risk-free rate of 5% and 6%, an expected dividend yield of 6% and a weighted-average expected life of the option of 5 years.


Note 9 - Transactions with Affiliates

In April 1995, the Company entered into an Interim Management Agreement and Operating Agreement (the "Agreements") with Rust under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. The term of the Operating Agreement extends through April 2005, although the occurrence of certain conditions or events could trigger early termination. Pursuant to the provisions of the Operating Agreement, Rust provided the Company with a non-interest bearing working capital loan, payable upon termination of the Operating Agreement, with a possible maximum of $4,520,000 by transferring to the Company current assets of $3,062,000 and current liabilities of $1,491,000. In 1996, Rust paid an additional $2,949,000 to the Company, raising the outstanding balance of the working capital loan to $4,520,000. The results of operations of ODMI are consolidated with the Company's results of operations. ODMI is required to share with Rust any operating profits or operating losses in exchange for the right to operate ODC. For the year ended December 31, 1997, the amount due from Rust was $887,000, compared to $700,000 due to Rust for the same period in 1996.

The Company has, from time to time, provided asbestos-abatement and related services to OHM and its affiliates on a subcontract basis. Revenues recognized from these affiliates for such services were $237,000, $40,000, and $212,000 for 1997, 1996, and 1995, respectively. Also, in 1996 OHM provided removal and cleaning services of waste material to the Company on a subcontract basis. The cost for such services was $121,000.

In addition, the Company has, from time to time, provided asbestos-abatement and related services to Rust and certain of its affiliates on a subcontract basis. Revenues recognized for such services were $7,000, $84,000, and $302,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Also, Rust and certain of its affiliates provided scaffolding, disposal, demolition and other related services to the Company on a subcontract basis. The cost for such services provided by Rust and its affiliates was $770,000, $1,503,000 and $1,719,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Rust rented demolition equipment to the Company for which it was charged $418,000, $527,000 and $209,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

Note 10 - Employee Benefit Plans

Effective October 1, 1992, the Company adopted the NSC Corporation Retirement Savings Plan (the "Plan"). The plan allows eligible employees to make contributions, up to a certain limit, to a trust on a tax-deferred basis under section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make profit-sharing contributions to the Plan out of its profits for the plan years. The Company made matching contributions of $97,000, $105,000 and $89,000 for 1997, 1996, and 1995, respectively.

The Company's subsidiary, NSCI, has certain union employees which are covered by union-sponsored, collectively - bargained, multi-employer retirement plans. Contributions to the plans were $1,983,000, $1,828,000, and $1,575,000 for 1997,
1996, and 1995, respectively.

Note 11 - Litigation, Commitments and Contingencies

The nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business.

The Company effectively self-insures its auto, commercial general liability and workers'compensation risks up to $350,000, $100,000 and $500,000 per occurrence, respectively. For claims that may exceed the self-insured amounts, the Company has obtained commercial/excess umbrella and excess workers' compensation stop loss coverage on a fully-insured basis. Factors affecting the ultimate resolution of these claims against the Company, particularly those claims related to personal injuries, are to some degree outside the control of the Company and include, among other items, determination of the extent of an injury or disability, the amount of ongoing medical expenses that are necessary to treat the injury or disability, and the uncertainty associated with damages that may be awarded in the event of a jury trial.

In connection with the claims described in the preceding paragraphs, the Company has an accrual balance of $6,403,000 and $5,410,000 for 1997 and 1996, respectively, which represents its estimate of loss associated with the resolution of these claims. However, the ultimate outcome of these claims cannot presently be determined.

The Company occupies office and warehouse space and utilizes equipment in various locations under operating leases, the last of which expires in 2000. Rental expense under operating leases for properties and equipment amounted to $952,000, $956,000, and $908,000 for 1997, 1996 and 1995, respectively. The lease agreements generally contain renewal provisions and escalation clauses. Future minimum lease payments under non-cancelable operating leases as of December 31, 1997 are: 1998, $451,000; 1999, $101,000; and 2000, $44,000.

The Company had $8,000,000 letters of credit outstanding at both December 31, 1997 and 1996. These letters of credit were issued in support of the Company's insurance programs.

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

Long-term debt: The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:

                                            Carrying       Fair
                                             Amount       Value
                                          ------------------------
                                               (In thousands)

   Cash and cash equivalents.............   $8,781        $8,781
   Accounts receivable...................   20,590        20,590
   Accounts payable......................   (4,942)       (4,942)
   Long-term debt........................   (4,520)       (2,631)

Note 13- Industry Segment Data

The Company operates in two principal industries - asbestos-abatement services and beginning in September 1995, demolition and dismantling services. The Company's asbestos-abatement divisions provide asbestos and lead removal, insulation, restoration and indoor air quality primarily to private sector clients at commercial and industrial properties, while the Company's demolition and dismantling division provides industrial dismantling and commercial demolition for public and private sector customers. Intersegment sales are generally priced on a basis comparable to sales to unaffiliated companies.


                                              For the Years Ended December 31,
                                                1997        1996        1995
                                              --------    --------    --------
                                                     (In thousands)
   Revenue
      Asbestos-Abatement.................     $100,744    $107,622    $116,940
      Demolition and Dismantling.........       15,211      21,421       7,589
                                              --------    --------    --------
           Total revenue.................     $115,955    $129,043    $124,529
                                              ========    ========    ========

   Operating profit
      Asbestos-Abatement.................      $   370     $ 6,625    $  6,932
      Demolition and Dismantling.........       (1,638)      1,101         827
                                              --------    --------    --------
           Total operating profit........       (1,268)      7,726       7,759
   Corporate expenses....................       (6,517)     (4,195)     (5,731)
   Interest expense......................            -        (112)       (587)
   Other.................................          212         307         227
                                              --------    --------    --------
           (Loss) income before income taxes   $(7,573)   $  3,726    $  1,668
                                              ========    ========    ========

   Depreciation
      Asbestos-Abatement.................      $ 1,016     $ 1,407    $  1,571
      Demolition and Dismantling.........          186          63           2
      Corporate..........................           82         246         257
                                              --------    --------    --------
           Total depreciation............      $ 1,284     $ 1,716    $  1,830
                                              ========    ========    ========

   Amortization
      Asbestos-Abatement.................      $    34     $    31    $      -
      Demolition and Dismantling.........            -           -           -
      Corporate..........................        1,066       1,066       1,066
                                              --------    --------    --------
           Total amortization............      $ 1,100     $ 1,097    $  1,066
                                              ========    ========    ========

                                                      December 31,
                                             ---------------------------
                                              1997       1996      1995
                                             -------   -------   -------
                                                     (In thousands)

   Identifiable assets
      Asbestos-Abatement.................    $54,147   $66,919   $74,958
      Demolition and Dismantling.........      5,676     8,681     7,370
                                             -------   -------   -------
                                              59,823    75,600    82,328
      Corporate assets...................     14,666     9,960     4,833
                                             -------   -------   -------
           Total assets..................    $74,489   $85,560   $87,161
                                             =======   =======   =======

   Capital expenditures
      Asbestos-Abatement.................    $   456   $   394   $  485
      Demolition and Dismantling.........        358       699       79
      Corporate..........................        115       931      195
                                             -------   -------   -------
           Total capital expenditures....    $   929   $ 2,024   $  759
                                             =======   =======   =======




Note 14 - Quarterly Financial Data (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 1997 and 1996:

   1997                              First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter
                                    -------    -------    -------    -------
                                     (In thousands, except per-share data)

   Revenue.....................     $29,815    $31,082    $30,643    $24,415
   Gross profit................       4,991      3,843        487      1,706
   Net income (loss)...........         459          1     (2,119)    (3,335)

   Basic and diluted earnings
   per share...................     $  0.05    $     -    $(0.21)   $ (0.34)
                                    =======    =======    =======    =======



   1996                              First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter
                                    -------    -------    -------    -------
                                      (In thousands, except per-share data)

   Revenue...................       $35,823   $32,147     $30,014    $31,059
   Gross profit..............         5,960     5,331       5,321      5,977
   Net income................           560       557         454        290

   Basic and diluted earnings
   per share.................       $  0.06    $  0.06    $  0.04    $  0.03
                                    =======    =======    =======    =======




The Company's results of operations for the fourth quarter of 1997 reflect additional provisions for workers' compensation losses and the write-down to market of the carrying value of its Methuen, MA property, as well as the write down of certain equipment. These assets no longer fit in the Company's strategic plans and are currently held for sale. In the fourth quarter of 1996, the Company wrote-down the carrying values of its Hammond, IN and Windsor, CT properties. The Windsor property was subsequently sold. The write-down of the properties amounted to $2,843,000 in the fourth quarter of 1997 and $830,000 in the fourth quarter of 1996. See Note 3 "Properties and Equipment."

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
NSC Corporation

We have audited the accompanying consolidated balance sheets of NSC Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NSC Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP


Boston, Massachusetts
February 6, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The  information  required by this item,  in addition to that set forth above in
Part I under the caption "Executive Officers of the Registrant," is set forth in the section entitled "Information Concerning Directors and Nominees" contained in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in connection with the Company's 1998 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)The following consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 are included at the pages indicated below:

                                                                            Page

      Consolidated Balance Sheets                                             19
      -As of December 31, 1997 and 1996

      Consolidated Statements of Operations                                   20
      -For the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity              21
      -For the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows                                   22
      -For the Years Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements                              23

      Report of  Independent Auditors                                         32

(a)(2)The following consolidated financial statement schedule is included herein at the page indicated below:
                                                                            Page

      Schedule II Valuation and Qualifying Accounts                           39
      -For the Years Ended December 31, 1997, 1996 and 1995

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(a)(3)   The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit             Exhibit
Number              Description

3(i)(a) Amended and Restated Certificate of Incorporation of the Registrant dated April 24, 1990 incorporated by reference to Exhibit 3(a) to the Registrant's Form S-1, Registration Statement No.
         33-34702].

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

-----------------------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

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

10(g) Second Amendment to Revolving Credit Agreement, dated as of May 1, 1996 by and among NSC Corporation, its Subsidiaries named therein, The First National Bank of Boston and Fleet National Bank, formerly known as Fleet Bank of Massachusetts [incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 1996].

10(h) Third Amendment to Revolving Credit Agreement, dated as of May 9, 1997 by and among NSC Corporation, its Subsidiaries named therein, and BankBoston, formerly known as The First National Bank of Boston and Fleet National Bank.

10(i) Fourth Amendment to Revolving Credit Agreement, dated as of December 22, 1997 by and among NSC Corporation, its Subsidiaries named therein, and BankBoston, formerly known as The First National Bank of Boston and Fleet National Bank.

10(j) Registration Rights Agreement, dated as of May 4, 1993 by and between NSC Corporation, OHM Corporation and The Brand Companies, Inc., as succeeded by Rust International Inc. [incorporated by reference to
         Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(k) Olshan Interim Management and Operating Agreements dated January 1, 1995 and April 20, 1995 [incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1995].

* 10(l)  NSC   Corporation's  1994   Management  Incentive   Compensation   Plan
         [incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

* 10(m)  Employment  Agreement,  dated  March  12,  1997  by  and between Victor
         J. Barnhart and NSC Corporation [incorporated by reference to Exhibit 10(p) to the Registant's Annual Report on Form 10-K for the year ended December 31, 1996].

* 10(n) Employment Security Agreement, dated October 2, 1996 by and between Darryl G. Schimeck and NSC Corporation [incorporated by reference to
         Exhibit 10(p) to the Registant's Annual Report on Form 10-K for the year ended December 31, 1996].
-----------------------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

* 10(o) Employment Security Agreement, dated October 2, 1996 by and between Efstathios A. Kouninis and NSC Corporation.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Powers of Attorney of certain directors of the Registrant.

27       Financial Data Schedule, Article 5


(b) The Company filed no current report on Form 8-K during the three month period ended December 31, 1997.


Note: None of the Exhibits listed in the foregoing index are included with this Annual Report on Form 10-K. A copy of these Exhibits may be obtained without charge by writing to Efstathios A. Kouninis, Vice President of Finance, Corporate Controller, Treasurer and Secretary, NSC Corporation, 49 Danton Drive, Methuen, Massachusetts 01844.

-----------------------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  NSC CORPORATION
                  By  /s/   EFSTATHIOS A. KOUNINIS
                  Efstathios A. Kouninis, Vice President of Finance, Corporate Controller, Treasurer and Secretary


March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                         Date

*  VICTOR J. BARNHART                                             March 25, 1998
    Victor J. Barnhart - Chairman and Chief Executive Officer
    (Principal Executive Officer)



*   DARRYL G. SCHIMECK                                            March 25, 1998
    Darryl G. Schimeck - President and Chief Operating Officer



/s/ EFSTATHIOS A. KOUNINIS                                        March 25, 1998
    Efstathios A. Kouninis, Vice President of Finance,
    Corporate Controller, Treasurer and Secretary
    (Principal Financial and Accounting Officer)



*   EUGENE L. BARNETT                                             March 25, 1998
    Eugene L. Barnett - Director



*   PAMELA K.M. BEALL                                             March 25, 1998
    Pamela K.M. Beall - Director

*   ROBERT J. BLACKWELL                                           March 25, 1998
    Robert J. Blackwell - Director



*   HERBERT A. GETZ                                               March 25, 1998
    Herbert A. Getz - Director



*   WILLIAM P. HULLIGAN                                           March 25, 1998
    William P. Hulligan - Director



*   WILLIAM M. R. MAPEL                                           March 25, 1998
    William M. R. Mapel - Director




* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously herewith filed with the Securities and Exchange Commission.




/s/   EFSTATHIOS A. KOUNINIS                                      March 25, 1998
      Efstathios A. Kouninis - Attorney-in-Fact



NSC CORPORATION
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In thousands)


---------------------------------------------------------------------------------------------
Column A                                  Column B       Column C     Column D     Column E

---------------------------------------------------------------------------------------------

                                          Balance at     Charged to                Balance at
                                          Beginning      Costs and     Deductions    End of
           Description                    of Period      Expenses(2)   Describe(1)   Period

---------------------------------------------------------------------------------------------

Year Ended December 31, 1997
Deducted from assets accounts:
   Allowance for uncollectible accounts        $ 557       $ 253        $   99      $  711
   Reserve for contract revenue adjustments      152         311           100         363
---------------------------------------------------------------------------------------------
Year Ended December 31, 1996
Deducted from assets accounts:
   Allowance for uncollectible accounts        $ 549       $  67        $   59      $  557
   Reserve for contract revenue adjustments      442         111           401         152
---------------------------------------------------------------------------------------------
Year Ended December 31, 1995
Deducted from assets accounts:
   Allowance for uncollectible accounts        $ 782       $   -        $  233      $  549
   Reserve for contract revenue adjustments      530         401           489         442
---------------------------------------------------------------------------------------------


(1) Uncollectible accounts written off and adjustments to unbilled revenues on contracts in process.

(2) Reduction of revenues on contracts in process and amounts charged to bad debt expense.

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                               ------------------



                                   FORM 10-K

                    ANNUAL REPORT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               December 31, 1997



                              --------------------


                                NSC CORPORATION
             (Exact name of registrant as specified in its charter)





                             ---------------------

                                    Exhibits

                             ---------------------

                                 EXHIBIT INDEX

The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit     Exhibit                                                      Exhibit
Number      Description                                                    Page


10(h) Third Amendment to Revolving Credit Agreement,  dated as of May 9,      42
      1997 by and between  NSC  Corporation,   its   subsidiaries  named
      therein, BankBoston, formerly known as The First National Bank of Boston, and Fleet National Bank.

10(i) Fourth  Amendment  to  Revolving  Credit   Agreement,  dated as of      45
      December 22, 1997 by and between NSC Corporation, its subsidiaries named therein, BankBoston, formerly known as The First National
      Bank of Boston, and Fleet National Bank.

*10(o)  Employment Security Agreement, dated October 2, 1996, by and          48
        between Efstathios Kouninis and NSC Corporation.

 21       Subsidiaries of the Registrant.                                     51

 23       Consent of  Independent Auditors.                                   52

 24       Powers of Attorney of certain directors of the Registrant.          53

 27       Financial Data Schedule, Article 5                                  54

 (b) The Company filed no Current Report on Form 8-K during the three-month period ended December 31, 1997.

--------------------------------------------
* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.