Form 10-Q
period 1998-03-31
NSC CORP
filed 1998-05-15
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                ------------------

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended March 31, 1998

                                       or

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______


                         Commission file number: 018597



                                 NSC CORPORATION



           State or other jurisdiction of    (IRS Employer
           Incorporation or organization     Identification Number)

              DELAWARE                          31-1295113

                              49 DANTON DRIVE, METHUEN, MA 01844
                                     (978) 557-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding on May 4, 1998 was 9,971,175.

The total number of sequentially numbered pages is 11.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1998


                                     PART I
                              FINANCIAL INFORMATION
                                                             Page
                                                             Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
        -As of March 31, 1998 and December 31, 1997             3
        Consolidated Statements of Income
        -For the Three Months Ended March 31, 1998 and 1997     4
        Consolidated Statements of Cash Flow
        -For the Three Months Ended March 31, 1998 and 1997     5
        Notes to Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     7


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                      9

Item 5.  Other Information                                      9

Item 6.  Exhibits and Reports on Form 8-K                       9

Signatures                                                     10

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                           NSC Corporation
                     Consolidated Balance Sheets
           (In thousands, except share and per-share data)


                                                March 31,  December 31,
                                                  1998         1997
                                              ------------  -----------
ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents                   $    3,954   $    8,781
   Accounts receivable, net                        18,232       20,590
   Costs and estimated earnings on contracts
     in process in excess of billings               6,084        1,969
   Inventories                                      1,215        1,157
   Prepaid expenses and other current assets        1,355        1,565
   Deferred income taxes                              844          844
                                              ------------  -----------
                                                   31,684       34,906

Property and equipment, net                         2,584        2,755

Other non-current assets:
   Assets held for sale                             1,665        1,653
   Goodwill, net of accumulated amortization       34,900       35,175
   Other assets                                       150            0
                                              ------------  -----------
   Total Assets                                $   70,983    $  74,489
                                              ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $    3,124    $   4,942
   Billings in excess of costs and estimated
     earnings on contracts in process               4,268        3,274
   Accrued compensation and related costs           2,088        1,760
   Federal, state and local taxes                  (1,084)         273
   Other accrued liabilities                        1,030        1,428
   Reserve for self-insurance claims and
     other contingencies                            5,125        6,403
                                              ------------  -----------
                                                   14,551       18,080
Non-current liabilities:
   Payable to affiliate                             4,520        4,520
   Deferred income taxes                              733          733

Stockholders' equity:
   Preferred stock $.01 par value,
   10,000,000 shares authorized,
     none issued and outstanding                        -            -
   Common stock $.01 par value, 20,000,000
     shares authorized, 9,971,175 issued and
     outstanding in 1998 and 1997                     100          100
   Additional paid-in capital                      56,079       56,079
   Retained earnings (accumulated deficit)         (5,000)      (5,023)
                                              ------------  -----------
                                                   51,179       51,156
                                              ------------  -----------
   Total Liabilities and Stockholders' Equity  $   70,983    $  74,489
                                              ============  ===========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                               NSC Corporation
                      Consolidated Statements of Income
                    (In thousands, except per-share data)

                                 (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------  -----------

Revenue                                                $  20,808    $  29,815
Cost of services                                          16,917       24,824
                                                        ----------  -----------
   Gross profit                                            3,891        4,991
Selling, general and administrative expenses               3,448        3,861
Other operating expenses                                     153           22
Goodwill amortization                                        275          275
                                                        ----------  -----------
   Operating income                                           15          833

   Other income                                               32           87
                                                        ----------  -----------
   Income before income taxes                                 47          920
Income taxes                                                  24          461
                                                        ==========  ===========
   Net income                                           $     23     $    459
                                                        ==========  ===========


Basic and diluted earnings per share                    $   0.00     $   0.05
                                                        ==========  ===========

Weighted-average number of common shares outstanding       9,971        9,971
                                                        ==========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                           NSC Corporation
                Consolidated Statements of Cash Flow
                           (In thousands)

                             (Unaudited)

                                                   Three months ended
                                                       March 31,
                                                 -----------------------
                                                    1998         1997
                                                 ----------   ----------
Cash flow from operating activities:
   Net income                                     $     23      $   459
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
      Depreciation                                     226          410
      Goodwill amortization                            275          275
      Deferred income taxes                              -          148
      Gain on disposition of property and
      equipment                                         (8)         (11)
Changes in current assets and liabilities:
   Accounts receivable                               2,358        4,245
   Costs and estimated earnings on contracts
     in process in excess of billings               (4,115)        (678)
   Other current assets                                152          302
   Accounts payable                                 (1,818)         206
   Billings in excess of costs and estimated
     earnings on contracts in process                  994       (1,690)
   Other current liabilities                        (1,428)      (1,786)
   Reserve for self insurance claims and other
   contingencies                                    (1,278)        (350)
                                                 ----------    ---------
         Net cash (used in) provided by
         operating activities                       (4,619)       1,530
Cash flow from investing activities:
   Purchases of property and equipment                (136)        (118)
   Proceeds from the sale of property and
   equipment                                            78           19
   Other                                              (150)           -
                                                 ----------    ---------
         Net cash used in investing activities        (208)         (99)
Cash flow from financing activities:
         Net cash used in financing activities           -            -
                                                 ----------    ---------
         Net (decrease) increase in cash and        (4,827)       1,431
         cash equivalents
Cash and cash equivalents at beginning of
periods                                              8,781        3,975
                                                 ----------    ---------
Cash and cash equivalents at end of periods       $  3,954     $  5,406
                                                 ==========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                      For the Quarter Ended March 31, 1998
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company is a Delaware corporation and is owned approximately 54% by Waste Management, Inc.

Revenue and operating results of asbestos-abatement activities may be affected by the timing of some contracts. Because of this change in demand, the Company's quarterly revenues can fluctuate, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Fluctuations in the price of scrap metals and the demand for process equipment may affect the revenue and operating results of the demolition and dismantling activities. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share amounts for the three months ended March 31, 1998 and 1997 have been computed by dividing net income by the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share, after applying the treasury stock method, approximates basic earnings per share and, accordingly, has not been separately presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                        Three Months Ended March 31, 1998
                                     Versus
                        Three Months Ended March 31, 1997

Revenue. Revenue for the three months ended March 31, 1998 decreased 30% to $20,808,000 from $29,815,000 for the same period in 1997. The decrease in revenue was due to a $6,657,000 decrease in asbestos-abatement related revenue and a $2,350,000 decrease in demolition related revenue. This decrease was the combined result of competitive pricing pressures in the bidding process resulting in the Company's decreased success in being awarded new work and normal fluctuations in demand. The first quarter results are not indicative of results to be expected for any upcoming quarter.

Gross Profit. Gross profit for the three months ended March 31, 1998 decreased 22% to $3,891,000 from $4,991,000 for the same period in 1997. Gross profit as a percentage of revenue increased for the three months ended March 31, 1998 to 19% from 17% for the same period in 1997. The increase in the gross profit margin percentage was primarily due to improved productivity enhanced partially by the settlement of a disputed contract for an amount in excess of its carrying value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1998 decreased 11% to $3,448,000 from $3,861,000 for the same period in 1997. The decrease in SG&A costs is the result of a reduction in administrative personnel. The SG&A expenses, as a percentage of revenue, for the three months ended March 31, 1998 were 17% compared to 13% for the same period in 1997 due to the decrease in revenue.

Other Operating Expenses. Olshan Demolishing Management, Inc. (ODMI) is required to share with Rust any operating profits or operating losses, in exchange for the right to operate Olshan Demolishing Company (ODC). For the three month period ended March 31, 1998, the amount due to Rust was $153,000 compared to $22,000 for the same period in 1997 due to the increase in ODMI's operating profit.

Other (Income) Expense. Other income for the three months ended March 31, 1998 was $32,000 compared to $87,000 for the same period in 1997 due to lower bank cash balances and a change in the bank service fee arrangement.

Net Income. Net income for the three months ended March 31, 1998 decreased to $23,000 from $459,000 for the same period in 1997 due to reduced gross profit and a slower reduction of overhead costs. As a percentage of gross revenue, net income decreased to less than 1% for the three months ended March 31, 1998 from 2% for the same period in 1997.

Liquidity and Capital Resources. Working capital at March 31, 1998 was $17,133,000 compared to $16,826,000 at December 31, 1997. The current ratio was 2.2/1 at March 31, 1998 compared to 2/1 at December 31, 1997. Cash used in operating activities was $4,619,000 for the three-month period ended March 31, 1998 compared to cash provided by operating activities of $1,530,000 for the same period in 1997. The decrease in cash provided by operations was due to billing timing issues and the payment of a general liability claim. During the first three months of 1998, cash of $136,000 was used for purchases of property and equipment.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities, as amended on December 22, 1997, will be sufficient throughout the next twelve months to finance its working capital needs and planned capital expenditures. While the Company's Board of Directors has not established a policy concerning payment of regular dividends, it intends to review annually the feasibility of declaring additional dividends depending upon the results of operations, financial condition and cash needs of the Company.

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of any claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at March 31, 1998 of $5,125,000 and at December 31, 1997 of $6,403,000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is subject to certain legal proceedings, including those relating to regulatory compliance, in the ordinary course of business. Management believes that such proceedings are either adequately covered by insurance or if uninsured, will not, in the aggregate, have a material adverse effect upon the Company.

Item 5.  Other Information

NSC Corporation announced that effective May 4, 1998, Victor J. Barnhart has announced his retirement and will resign as the Company's Chairman and Chief Executive Officer.

The Board of Directors of NSC Corporation has elevated Darryl G. Schimeck to Chairman, Chief executive Officer and President. Mr. Schimeck has been President and Chief Operating Officer of the Company, and has also served as President of National Surface Cleaning, Inc., a wholly owned subsidiary of NSC Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a.)   Exhibits

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

(b)   Forms 8-K

   The Company filed a Form 8-K dated March 6, 1998 in response to OHM Corporation's special pro rata distribution ("Special Distribution") to its shareholders of all the shares of Common Stock of the Company that were held by OHM. Waste Management's ownership increased from 40% to 54% as a result of the Special Distribution.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 NSC CORPORATION


Date: May 14, 1998      By   /s/  Efstathios A. Kouninis
                             Efstathios A. Kouninis
                             Vice President of Finance, Corporate Controller,
                             Secretary and Treasurer

                             Signing on  behalf of the registrant
                              and as principal financial and
                              accounting officer.