Form 10-Q
period 1998-06-30
NSC CORP
filed 1998-08-14
CIK 863210

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding on August 10, 1998 was 9,971,175.

The total number of sequentially numbered pages is 12.

                                 NSC CORPORATION


                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1998


                                     PART I
                              FINANCIAL INFORMATION
                                                                       Page
                                                                      Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
        -As of June 30, 1998 and December 31, 1997 (Audited)             3
        Consolidated Statements of Income
        -For the Three and Six Months Ended June 30, 1998 and 1997       4
        Consolidated Statements of Cash Flow
        -For the Six Months Ended June 30, 1998 and 1997                 5
        Notes to Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              7


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                              10

Item 4.  Submission of Matters to a Vote of Security Holders            10

Item 5.  Other Information                                              10

Item 6.  Exhibits and Reports on Form 8-K                               10

Signatures                                                              11

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                           NSC Corporation
                     Consolidated Balance Sheets
           (In thousands, except share and per-share data)

                             (Unaudited)

                                                June 30,     December 31,
                                                  1998          1997
                                              ------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                   $    5,651    $   8,781
   Accounts receivable, net                        21,712       20,590
   Costs and estimated earnings on contracts
     in process in excess of billings               6,257        1,969
   Inventories                                      1,211        1,157
   Prepaid expenses and other current assets        3,001        1,565
   Deferred income taxes                              713          844
                                              ------------  -----------
                                                   38,545       34,906

Property and equipment, net                         2,568        2,755

Other non-current assets:
   Assets held for sale                               313        1,653
   Goodwill, net of accumulated amortization       34,625       35,175
   Other assets                                       150           -
                                              ------------  -----------
   Total assets                                $   76,201   $   74,489
                                              ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $    4,094   $    4,942
   Billings in excess of costs and estimated
     earnings on contracts in process               6,058        3,274
   Accrued compensation and related costs           2,270        1,760
   Federal, state and local taxes                    (405)         273
   Other accrued liabilities                        1,068        1,428
   Reserve for self-insurance claims and
   other contingencies                              5,306        6,403
                                              ------------  -----------
                                                   18,391       18,080
Non-current liabilities:
   Payable to affiliate                             4,520        4,520
   Deferred income taxes                            1,732          733

Stockholders' equity:
   Preferred stock $.01 par value,
     10,000,000 shares authorized,
     none issued and outstanding                       -            -
   Common stock $.01 par value, 20,000,000
     shares authorized, 9,971,175 issued
     and outstanding in 1998 and 1997                 100          100
   Additional paid-in capital                      56,079       56,079
   Accumulated deficit                             (4,621)      (5,023)
                                              ------------  -----------
                                                   51,558       51,156
                                              ------------  -----------
   Total liabilities and stockholders' equity  $   76,201    $  74,489
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

                              NSC Corporation
                    Consolidated Statements of Income
                  (In thousands, except per-share data)

                                (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                           ------------------- ----------------
                                            1998       1997     1998     1997
                                           --------  --------- -------  -------

Revenue                                    $25,252    $31,082  $46,060  $60,897
Cost of services                            21,282     27,239   38,199   52,063
                                           --------  --------- -------  -------
   Gross profit                              3,970      3,843    7,861    8,834
Selling, general and administrative
 expenses                                    3,368      3,705    6,816    7,566
Other operating (income) expense              (134)       (96)      19      (74)
Goodwill amortization                          275        275      550      550
                                           --------  --------- -------  -------
                                               461        (41)     476      792
                                           --------  --------- -------  -------

Other income                                    64         42       96      129
                                           --------  --------- -------  -------
   Income before income taxes                  525          1      572      921
Income taxes                                   146          -      170      461
                                           --------  --------- -------  -------
   Net income                              $   379   $      1   $  402   $  460
                                           ========  ========= =======  =======


Net income per share                       $  0.04   $   0.00   $ 0.04   $ 0.05
                                           ========  ========= =======  =======

Weighted-average number of common
shares outstanding                           9,971      9,971    9,971    9,971
                                           ========  ========= =======  =======




The accompanying notes are an integral part of these consolidated financial statements.

                           NSC Corporation
                Consolidated Statements of Cash Flow
                           (In thousands)

                             (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                 -----------------------
                                                    1998          1997
                                                 ----------   ----------
Cash flow from operating activities:
   Net income                                     $    402     $    460
   Adjustments to reconcile net income to net
   cash(used in) provided by operating activities:
      Depreciation                                     459          759
      Goodwill amortization                            550          550
      Deferred income taxes                          1,130          234
      (Gain) loss on disposition of property
       and equipment                                   (25)           2
      Adjustment of impairment write down             (158)           -
Changes in current assets and liabilities:
   Accounts receivable                              (1,122)       2,578
   Costs and estimated earnings on contracts
     in process in excess of billings               (4,288)      (1,561)
   Other current assets                             (1,475)         240
   Accounts payable                                   (848)         868
   Billings in excess of costs and estimated
     earnings on contracts in process                2,784       (1,466)
   Other current liabilities                          (527)      (2,784)
   Reserve for self insurance claims and other
   contingencies                                    (1,097)      (1,088)
                                                 ----------    ---------
      Net cash used in operating activities         (4,215)      (1,208)
Cash flow from investing activities:
   Purchases of property and equipment                (306)        (591)
   Proceeds from the sale of property and
     equipment                                       1,541           47
   Other                                              (150)          -
                                                 ----------    ---------
      Net cash provided by (used in)
      investing activities                           1,085         (544)
Cash flow from financing activities:
      Net cash used in financing activities             -            -
                                                 ----------    ---------
      Net decrease in cash and cash equivalents     (3,130)      (1,752)
Cash and cash equivalents at beginning of periods    8,781        3,975
                                                 ----------    ---------
Cash and cash equivalents at end of periods       $  5,651     $  2,223
                                                 ==========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                       For the Quarter Ended June 30, 1998
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1998 and results for the three and six month periods ended June 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results for the full year.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company is a Delaware corporation and is owned approximately 54% by Waste Management, Inc.

Revenue and operating results of asbestos-abatement activities may be affected by the timing of some contracts. Because of this change in demand, the Company's quarterly revenues can fluctuate, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Fluctuations in the price of scrap metals may affect the revenue and operating results of the demolition and dismantling activities. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operation. Factors which could cause actual results to differ materially include the following (among other): regulatory changes, technological advances, labor shortages and disputes, technical problems, time extensions and/or delays in projects caused by external sources, weather conditions, the condition of the U.S economy, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                        Three Months Ended June 30, 1998
                                     Versus
                        Three Months Ended June 30, 1997

Revenue. Revenue for the three months ended June 30, 1998 decreased 19% to $25,252,000 from $31,082,000 for the same period in 1997. The decrease in revenue was due to a $4,912,000 decrease in asbestos-abatement related revenue and a $918,000 decrease in demolition related revenue. This decrease was the combined result of competitive pricing pressures in the bidding process resulting in the Company's decreased success in being awarded new work and normal fluctuations in demand. The second quarter results are not indicative of results to be expected for any upcoming quarter.

Gross Profit. Gross profit for the three months ended June 30, 1998 increased 3% to $3,970,000 from $3,843,000 for the same period in 1997. Gross profit as a percentage of revenue increased for the three months ended June 30, 1998 to 16% from 12% for the same period in 1997. The increase in the gross profit margin percentage was primarily due to improved productivity and greater selectivity when bidding and accepting new awards. The gross margin was partially improved by a workers' compensation premium refund resulting from an improved safety record.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended June 30, 1998 decreased 9% to $3,368,000 from $3,705,000 for the same period in 1997. The decrease in SG&A costs is the result of a reduction in administrative personnel. The SG&A expenses, as a percentage of revenue, for the three months ended June 30, 1998 were 13% compared to 12% for the same period in 1997 due to the decrease of revenue.

Other Operating Income. Olshan Demolishing Management, Inc. (ODMI), a wholly owned subsidiary of the Company, has entered into a management agreement with an affiliate of Waste Management Inc. whereby ODMI manages the operations of Olshan Demolishing Company (ODC). Pursuant to this arrangement, the Company and the Waste affiliate share the profits and operating losses of ODMI. For the three month period ended June 30, 1998, the amount due to the Waste affiliate was $24,000 compared to $96,000 due from the Waste affiliate for the same period in 1997. Offsetting this amount is an adjustment of an earlier write-down associated with the sale of certain real estate property.

Other Income. Other income for the three months ended June 30, 1998 was $64,000 compared to $42,000 for the same period in 1997 mainly as a result of increased gains on sales of fixed assets in the current year. This was partially offset by decreased interest income resulting from lower bank cash balances and a change in the bank service fee arrangement.

Net Income. Net income for the three months ended June 30, 1998 increased to $379,000 from $1,000 for the same period in 1997 due to increased gross profit, decreased operating costs and the recognition of a tax benefit associated with the refunds of taxes paid in prior years. As a percentage of revenue, net income increased to 1.5% for the three months ended June 30, 1998 from 0% for the same period in 1997.

                         Six Months Ended June 30, 1998
                                     Versus
                         Six Months Ended June 30, 1997

Revenue. Revenue for the six months ended June 30, 1998 decreased 24% to $46,060,000 from $60,897,000 for the same period in 1997. The decrease in revenue was due to a $11,569,000 decrease in asbestos-abatement related revenue and a $3,268,000 decrease in demolition related revenue. This decrease was the combined result of competitive pricing pressures in the bidding process resulting in the Company's decreased success in being awarded new work and normal fluctuations in demand. Quarterly or other interim results should not be considered indicative of results to be expected for any upcoming quarter or for the full fiscal year.

Gross Profit. Gross profit for the six months ended June 30, 1998 decreased 11% to $7,861,000 from $8,834,000 for the same period in 1997. Gross profit as a percentage of revenue increased for the six months ended June 30, 1998 to 17% from 15% for the same period in 1997. The increase in the gross profit margin percentage was primarily due to improved productivity and greater selectivity when bidding and accepting new awards. The gross margin percentage was further enhanced by the settlement of a disputed contract for an amount in excess of its carrying value and a workers' compensation premium refund resulting from an improved safety record.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the six months ended June 30, 1998 decreased 10% to $6,816,000 from $7,566,000 for the same period in 1997. The decrease in SG&A costs is mainly due to a reduction in administrative personnel and reduced consulting services associated with Year 2000 compliance. The SG&A expenses, as a percentage of revenue, for the six months ended June 30, 1998 were 15% compared to 12% for the same period in 1997 due to the decrease of revenue.

Other Operating Expenses. For the six month period ended June 30, 1998, the amount due to the Waste affiliate as a result of the operations of ODMI was $177,000 compared to $74,000 due from the Waste affiliate for the same period in 1997. This amount is partially offset by an adjustment of a write-down associated with the sale of certain real estate property.

Other (Income) Expense. Other income for the six months ended June 30, 1998 was $96,000 compared to $129,000 for the same period in 1997. This decrease is due to decreased interest income resulting from lower bank cash balances and a change in the bank service fee arrangement partially offset by increased gains on sales of fixed assets in the current year.

Net Income. Net income for the six months ended June 30, 1998 decreased to $402,000 from $460,000 for the same period in 1997 due to reduced gross profit and a slower reduction of overhead costs. Net income was partially improved by the recognition of a tax benefit associated with the refunds of taxes paid in prior years. As a percentage of revenue, net income remained at approximately 1% for the six months ended June 30, 1998 and June 30, 1997.

Liquidity and Capital Resources. Working capital at June 30, 1998 was $20,154,000 compared to $16,826,000 at December 31, 1997. The current ratio was 2.1/1 at June 30, 1998 compared to 2/1 at December 31, 1997. Cash used in operating activities was $4,215,000 for the six month period ended June 30, 1998 compared to cash used in operating activities of $1,208,000 for the same period in 1997. The increase in cash used in operations was due to billing timing issues, increased operating activity and the payment of a general liability claim. During the first six months of 1998, cash of $306,000 was used for purchases of property and equipment and proceeds of $1,447,000 were received in conjunction with the sale of the Methuen property. The Company continues to occupy the Methuen property pending the relocation of the corporate office to a new site.

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

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of any claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at June 30, 1998 of $5,306,000 and at December 31, 1997 of $6,403,000.

Year 2000. In 1996, the Company began upgrading its financial and decision support systems to comply with Year 2000 requirements. This process is now complete and the Company believes that such systems are Year 2000 compliant. In addition to $675,000 of capital costs incurred project-to-date, consulting and training expenses of $105,000, $223,000 and $135,000 were incurred with respect to Year 2000 compliance in 1998, 1997 and 1996 respectively. The Company anticipates spending another $75,000 for training and consulting services by year-end and believes that these expenditures will adequately address any Year 2000 issues associated with the Company's operations. The Company has been in contact with its bank and several of its more signifcant customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted. Even assuming that such conversions do not occur, the Company does not believe that any such third party system failures will have a material adverse effect on the Company given the nature of the Company's business which is not computer dependent in any material aspect.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Board of Directors recommended the five individuals set forth below be elected Directors at the Company's 1998 Annual Meeting of Stockholders held on May 14, 1998, to serve a term of one year expiring at the Annual Meeting in 1999. Messrs. Barnett, Getz, Hulligan and Mapel had been previously elected as Directors by the shareholders and were re-elected at the 1998 meeting. Mr. Schimeck was elected replacing Victor J. Barnhart who resigned as Chief Executive Officer of the Company on May 6, 1998.

                                    Affirmative       Withheld

      Eugene L. Barnett              9,590,993         380,182
      Herbert A. Getz                9,590,993         380,182
      William P. Hulligan            9,590,993         380,182
      William M. R. Mapel            9,590,993         380,182
      Darryl G. Schimeck             5,380,670       4,590,505

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

The Investment Banking Firm of BT Alex. Brown continues its review of strategic alternatives for the Company.

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

(b.)  Forms 8-K

   No reports were filed on Form 8-K during the quarter ended June 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 NSC CORPORATION


Date: August 10, 1998   By   /s/  Efstathios A. Kouninis
                           Efstathios A. Kouninis
                           Vice President of Finance, Corporate Controller, Secretary and Treasurer

                           Signing on  behalf  of the  registrant and as
                            principal financial and accounting officer.