Form 10-Q
period 1998-09-30
NSC CORP
filed 1998-11-16
CIK 863210

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q
                            ------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarter ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding on November 12, 1998 was 9,971,175.

The total number of sequentially numbered pages is 12.

                              NSC CORPORATION


                         INDEX TO QUARTERLY REPORT

                               ON FORM 10-Q

                 FOR THE QUARTER ENDED September 30, 1998


                                  PART I
                           FINANCIAL INFORMATION
                                                                Page
                                                               Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
        -As of September 30, 1998 and December 31, 1997           3
        Consolidated Statements of Income
        -For the Three and Nine Months Ended September 30,
         1998 and 1997                                            4
        Consolidated Statements of Cash Flow
        -For the Nine Months Ended September 30, 1998 and 1997    5
        Notes to Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7


                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings                                       10

Item 5.  Other Information                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

Signatures                                                       11

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                NSC Corporation
                           Consolidated Balance Sheets
                  (In thousands, except share and per-share data)

                                  (Unaudited)


                                                September 30,    December 31,
                                                    1998            1997
                                                 ----------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                      $  4,659        $  8,781
   Accounts receivable, net                         24,967          20,590
   Costs and estimated earnings on contracts
    in process in excess of billings                 7,653           1,969
   Inventories                                       1,328           1,157
   Prepaid expenses and other current assets         2,027           1,565
                                                 ----------       ---------
                                                    40,634          34,062

Property and equipment, net                          2,414           2,755

Other non-current assets:
   Assets held for sale                                313           1,653
   Goodwill, net of accumulated amortization        34,350          35,175
   Other assets                                        150              -
                                                 ----------       ---------
   Total assets                                   $ 77,861        $ 73,645
                                                 ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  3,599        $  4,942
   Billings in excess of costs and estimated
    earnings on contracts in process                 9,178           3,274
   Accrued compensation and related costs            2,413           1,760
   Federal, state and local taxes                   (1,153)           (571)
   Other accrued liabilities                           637           1,428
   Reserve for self-insurance claims
    and other contingencies                          5,105           6,403
                                                 ----------       ---------
                                                    19,779          17,236
Non-current liabilities:
   Payable to affiliate                              4,520           4,520
   Deferred income taxes                             1,732             733

Stockholders' equity:
   Preferred stock $.01 par value, 10,000,000
    shares authorized, none issued and outstanding      -               -
   Common stock $.01 par value, 20,000,000 shares
    authorized, 9,971,175 issued and outstanding
    in 1998 and 1997                                   100             100
   Additional paid-in capital                       56,079          56,079
   Accumulated deficit                              (4,349)         (5,023)
                                                 ----------       ---------
                                                    51,830          51,156
                                                 ----------       ---------
   Total liabilities and stockholders' equity     $ 77,861        $ 73,645
                                                 ==========       =========

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

                               NSC Corporation
                     Consolidated Statements of Income
                    (In thousands, except per-share data)

                                (Unaudited)


                                      Three Months         Nine Months
                                          Ended               Ended
                                       September 30,       September 30,
                                     -----------------   ----------------
                                       1998     1997       1998    1997
                                     -------- --------   ------- --------
Revenue                              $28,017  $30,643    $74,077 $91,540
Cost of services                      23,755   30,156     61,954  82,219
                                     -------- --------   ------- --------
 Gross profit                          4,262      487     12,123   9,321
Selling, general and administrative
 expenses                              3,540    4,147     10,356  11,713
Other operating income                   163      568        144     642
Goodwill amortization                    275      275        825     825
                                     -------- --------   ------- --------
                                         610   (3,367)     1,086  (2,575)
                                     -------- --------   ------- --------
Other income                              46       69        142     198
                                     -------- --------   ------- --------
Income (loss) before income taxes        656   (3,298)     1,228  (2,377)
Income tax expense (benefit)             384   (1,179)       554    (718)
                                     ======== ========   ======= ========
Net income (loss)                    $   272  $(2,119)   $   674 $(1,659)
                                     ======== ========   ======= ========


Net income (loss) per share          $  0.03  $ (0.21)   $  0.07 $ (0.17)
                                     ======== ========   ======= ========

Weighted-average number of common
 shares outstanding                    9,971    9,971      9,971    9,971
                                     ======== ========   ======== ========




The accompanying notes are an integral part of these consolidated financial statements.

                              NSC Corporation
                    Consolidated Statements of Cash Flow
                               (In thousands)

                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                  --------------------
                                                    1998        1997
                                                  --------    --------
Cash flow from operating activities:
   Net income (loss)                              $   674     $(1,659)
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation                                     693       1,055
     Goodwill amortization                            825         825
     Deferred income taxes                          1,130          19
     Gain on disposition of property and
      equipment                                        (6)        (21)
     Adjustment of impairment write down             (158)          -
Changes in current assets and liabilities:
   Accounts receivable                             (4,377)        295
   Costs and estimated earnings on contracts
    in process in excess of billings               (5,684)      1,745
   Other current assets                              (618)        626
   Accounts payable                                (1,343)      1,080
   Billings in excess of costs and estimated
    earnings on contracts in process                5,904        (307)
   Other current liabilities                         (850)     (2,124)
   Reserve for self insurance claims and
    other contingencies                            (1,298)     (2,008)
                                                  --------    --------
      Net cash used in operating activities        (5,108)       (474)
Cash flow from investing activities:
   Purchases of property and equipment               (408)       (731)
   Proceeds from the sale of property
    and equipment                                   1,544          72
   Other                                             (150)         -
                                                  --------    --------
      Net cash provided by (used in)
       investing activities                           986        (659)
Cash flow from financing activities:
      Net cash used in financing activities            -            -
                                                  --------    --------
      Net decrease in cash and cash equivalents    (4,122)     (1,133)
Cash and cash equivalents at beginning of periods   8,781       3,975
                                                  ========    ========
Cash and cash equivalents at end of periods       $ 4,659     $ 2,842
                                                  ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                Notes to Consolidated Financial Statements
                 For the Quarter Ended September 30, 1998
                                (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1998 and results of operations for the three and nine month periods ended September 30, 1998 and 1997, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operation. Factors which could cause actual results to differ materially include the following (among others): regulatory changes, technological advances, labor shortages and disputes, technical problems, time extensions and/or delays in projects caused by external sources, weather conditions, the condition of the U.S economy, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                           Results of Operations

                   Three Months Ended September 30, 1998
                                  Versus
                   Three Months Ended September 30, 1997

Revenue. Revenue for the three months ended September 30, 1998 decreased 9% to $28,017,000 from $30,643,000 for the same period in 1997 due to a decrease in demolition related revenue. The decrease in demolition related revenue was the combined result of competitive pricing pressures in the bidding process resulting in the Company's decreased success in securing new work. The third quarter results are not indicative of results to be expected for any upcoming quarter.

Gross Profit. Gross profit for the three months ended September 30, 1998 increased to $4,262,000 from $487,000 for the same period in 1997. Gross profit as a percentage of revenue increased for the three months ended September 30, 1998 to 15% from 2% for the same period in 1997. The gross profit margin percentage increase is due to improved productivity and greater selectivity when bidding and accepting new awards despite downward margin adjustments on certain demolition projects. Furthermore, the 1997 gross profit margin percentage was particularly low due to losses incurred on certain projects and a downward adjustment to the scrap value of process equipment removed from certain demolition projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended September 30, 1998 decreased 15% to $3,540,000 from $4,147,000 for the same period in 1997. The decrease in SG&A expenses is primarily the result of a reduction in administrative personnel. The SG&A expenses, as a percentage of revenue, for the three months ended September 30, 1998 were 13% compared to 14% for the same period in 1997.

Other Operating Income. Olshan Demolishing Management, Inc. (ODMI), a wholly owned subsidiary of the Company, has entered into a management agreement with an affiliate of Waste Management Inc. whereby ODMI manages the operations of Olshan Demolishing Company (ODC). Pursuant to this arrangement, the Company and the Waste affiliate share the profits and operating losses of ODC. For the three month period ended September 30, 1998, the amount due from the Waste affiliate was $163,000 compared to $568,000 for the same period in 1997.

Other Income. Other income consists primarily of interest income and gains/losses on sales of fixed assets. For the three months ended September 30, 1998 other income was $46,000 compared to $69,000 for the same period in 1997. This decrease is primarily due to assets sold below their carrying value in the current year versus in the same period in 1997.

Net Income (Loss). Net income for the three months ended September 30, 1998 increased to $272,000 from a net loss of $(2,119,000) for the same period in 1997 due to increased gross profit, decreased operating and overhead costs. As a percentage of revenue, net income increased to 1% for the three months ended September 30, 1998 from (7%) for the same period in 1997.

                   Nine Months Ended September 30, 1998
                                  Versus
                   Nine Months Ended September 30, 1997

Revenue. Revenue for the nine months ended September 30, 1998 decreased 19% to $74,077,000 from $91,540,000 for the same period in 1997. The decrease in revenue was due to a $11,559,000 decrease in asbestos-abatement related revenue and a $5,904,000 decrease in demolition related revenue. This decrease was the combined result of competitive pricing pressures in the bidding process resulting in the
Company's decreased success in being awarded new work and normal fluctuations in demand. Quarterly or other interim results should not be considered indicative of results to be expected for any upcoming quarter or for the full fiscal year.

Gross Profit. Gross profit for the nine months ended September 30, 1998 increased 30% to $12,123,000 from $9,321,000 for the same period in 1997. Gross profit as a percentage of revenue increased for the nine months ended September 30, 1998 to 16% from 10% for the same period in 1997. The increased gross profit margin percentage for the current year is mainly due to improved productivity and greater selectivity when bidding and accepting new awards. Furthermore, the settlement of a disputed contract for an amount in excess of its carrying value and workers' compensation premium refunds resulting from an improved safety record also contributed to the increased gross profit margin despite downward margin adjustments on certain demolition projects. However, the 1997 gross profit margin percentage was particularly low due to losses incurred on certain projects and a downward adjustment to the scrap value of process equipment removed from certain demolition projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 1998 decreased 12% to $10,356,000 from $11,713,000 for the same period in 1997. The decrease in SG&A costs is mainly due to a reduction in administrative personnel, reduced consulting services associated with the Year 2000 project compliance and reduced legal costs. The SG&A expenses, as a percentage of revenue, for the nine months ended September 30, 1998 were 14% compared to 13% for the same period in 1997 due to the decrease of revenue.

Other Operating Income. For the nine month period ended September 30, 1998, the amount due to the Waste affiliate as a result of the operations of ODMI was $14,000 compared to an amount due from the Waste affiliate of $642,000 for the same period in 1997. The current year amount is offset by an adjustment of impairment write-down associated with the sale of certain real estate property.

Other Income. Other income for the nine months ended September 30, 1998 was $142,000 compared to $198,000 for the same period in 1997. This decrease is mainly due to reduced interest income resulting from lower bank cash balances and a change in the bank service fee arrangement. This decrease is partially offset by increased gains on sales of fixed assets in the current year.

Net Income (Loss). Net income for the nine months ended September 30, 1998 increased to $674,000 from a net loss of $(1,659,000) for the same period in 1997 due to increased gross profit, a reduction of overhead costs and the recognition of a tax benefit associated with the refunds of taxes paid in prior years. As a percentage of revenue, net income increased to 1% for the nine months ended September 30, 1998 from (2%) for the same period in 1997.

Liquidity and Capital Resources. Working capital at September 30, 1998 was $20,855,000 compared to $16,826,000 at December 31, 1997. The current ratio was 2.1/1 at September 30, 1998 compared to 2/1 at December 31, 1997. Cash used in operating activities was $5,108,000 for the nine month period ended September 30, 1998 compared to $474,000 for the same period in 1997. The increase in cash used in operations is due to the timing of billings on work performed and the payment of a general liability claim. During the first nine months of 1998, cash of $408,000
was  used  for   purchases  of  property  and  equipment  and  proceeds  of
$1,447,000 were received in conjunction with the sale of the Methuen property. The Company continues to occupy the Methuen property pending the relocation of the corporate office to a new site.

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

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. Management has recorded an estimate of any losses it expects to incur in connection with the resolution of any claims. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims at September 30, 1998 of $5,105,000 and at December 31, 1997 of $6,403,000.

Year 2000. In 1996, the Company began upgrading its financial and decision support systems to, in part, comply with Year 2000 requirements. This process is now complete and the Company believes that such systems are Year 2000 compliant. In addition to $675,000 of capital costs for new hardware and software incurred project-to-date, consulting and training expenses of $130,000, $223,000 and $135,000 were incurred with respect to system upgrades, including Year 2000 compliance, in 1998 1997 and 1996 respectively. The Company anticipates spending another $30,000 for training and consulting services by year-end and believes that these expenditures will adequately address any Year 2000 issues associated with the Company's operations. The Company has been in contact with its bank and several of its more significant customers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted. Even assuming that such conversions do not occur, the Company does not believe that any such third party system failures will have a material adverse effect on the Company given the nature of the Company's business which is not computer dependent in any material aspect.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On or about September4, 1998 the Company became aware of certain issues relating to state licensing for its employees at an asbestos abatement project in South Carolina. The Company has brought the matter to the attention of the South Carolina Department of Health and Environmental
Control. The Company is cooperating with such agency. No civil or criminal charges have been filed against the Company in this matter.

In addition to the above matter, the Company is subject to certain legal proceedings, including those relating to regulatory compliance, in the ordinary course of business. Management believes that such proceedings are either adequately covered by insurance or if uninsured, will not, in the aggregate, have a material adverse effect upon the Company.

Item 5.  Other Information

On October 19, 1998, the Company received a letter (the "NASDAQ Letter") from the NASDAQ National Market expressing a concern regarding the continued listing of the Company's common stock for trading on the NASDAQ National Market. According to the NASDAQ Letter, the Company's common stock did not maintain a market value of public float greater than or equal to $5,000,000 for a specified period in accordance with applicable rules. The NASDAQ Letter also indicated that if the Company is unable to demonstrate compliance with the foregoing requirement on or before
January 19, 1999, the Company's common stock will be delisted at the opening of business on January 21, 1999. The Company has contacted the NASDAQ National Market to discuss this matter and was advised that it may appeal the findings reflected in the NASDAQ Letter by means of certain formal procedures available to the Company. At the present time, the Company has not determined whether to pursue an appeal. If the Company does not pursue such an appeal or if such an appeal is pursued but is unsuccessful, the Company's common stock may be delisted from the NASDAQ National Market potentially as early as January 21, 1999. In such an event, it is likely that the marketability of the Company's common stock would be materially and adversely affected.

The Investment Banking Firm of BT Alex. Brown continues its review of strategic alternatives for the Company.

Item 6.  Exhibits and Reports on Form 8-K

(b.)  Forms 8-K

   No reports were filed on Form 8-K during the quarter ended September 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                              NSC CORPORATION


Date: November 13, 1998   By /s/ Efstathios A. Kouninis
                             Efstathios A. Kouninis
                             Vice President of Finance, Corporate Controller, Secretary and Treasurer

                             Signing on behalf of the registrant and as principal financial and accounting officer.