Form 10-K
period 1998-12-31
NSC CORP
filed 1999-03-31
CIK 863210

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                   FORM 10-K
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

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

                         Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes X      No ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant on March 19, 1999 was $4,660,397.

The number of shares of common stock outstanding on March 19, 1999 was 9,971,175.

                                NSC Corporation
                        1998 Annual Report on Form 10-K

                               Table of Contents

Part I
Item   1.     Business                                                         3
Item   2.     Properties                                                      10
Item   3.     Legal Proceedings                                               11
Item   4.     Submission of Matters to a Vote of Security Holders             11

Executive Officers of the Registrant                                          12


Part II
Item   5.     Market for the Registrant's Common Stock and Related
              Stockholder Matters                                             13
Item   6.     Selected Financial Data                                         14
Item   7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       15
Item   8.     Financial Statements and Supplementary Data                     18
Item   9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                       34

Part III
Item  10.     Directors and Executive Officers of the Registrant              34
Item  11.     Executive Compensation                                          35
Item  12.     Security Ownership of Certain Beneficial Owners and
              Management                                                      39
Item  13.     Certain Relationships and Related Transactions                  41

Part IV
Item  14.     Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                        42

Signatures                                                                    45

Part I


Item 1.  Business

General

NSC Corporation (the "Company") is a leading provider of asbestos-abatement and other specialty contracting services to a broad range of commercial, industrial and institutional clients located throughout the United States. The Company provides asbestos-abatement, lead paint abatement, indoor air quality and industrial services through two of its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSCI") and National Service Cleaning Corporation ("NSCC"); asbestos-abatement and decontamination and decommissioning of government and commercial nuclear facilities through its wholly-owned subsidiary, NSC Energy Services, Inc. ("NSCESI"); and demolition and dismantling services through its wholly-owned subsidiary, Olshan Demolishing Management, Inc. ("ODMI").

For financial information concerning the Company's two principal service segments, asbestos-abatement (which includes indoor air quality, decontamination and decommissioning and lead paint-abatement) and demolition and dismantling, see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The predecessor of the Company was founded in 1976 and initially provided various cleaning services to commercial, industrial and residential real estate properties. From the early 1980s and until the 1995 inclusion of ODMI's activities, substantially all of the Company's revenue was derived from asbestos-abatement services. OHM Corporation ("OHM") acquired NSCI and a predecessor company to NSCC in June 1988. During 1989, NSCC was incorporated in Connecticut to provide asbestos-abatement services to clients who generally do not require the use of unionized labor. In June 1990, the Company completed an initial public offering of its common stock.

On May 4, 1993 pursuant to a Purchase Agreement among the Company, NSC Industrial Services Corp., a wholly owned subsidiary of the Company ("Industrial"), OHM, Waste Management, Inc. ("WMI"), and The Brand Companies, Inc., an affiliate of WMI ("Brand"), the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for the issuance to an affiliate of WMI of 4,010,000 shares of the Company's common stock (the "Common Stock") and all of the common stock of Industrial.

On April 20, 1995 the Company entered into an Interim Management and Operating Agreement with Rust International Inc, an affiliate of WMI ("Rust"), under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market.

As of December 31, 1997 and 1996, OHM and an affiliate of WMI each owned approximately forty percent of the Common Stock.

Effective March 6, 1998, as a result of a transaction between OHM and International Technology Corporation ("IT"), OHM distributed its shares of Common Stock to its shareholders of record on February 24, 1998. As a result of this transaction, WMI is the owner of approximately fifty-four percent of the Common Stock.

The Company has entered into an Agreement and Plan of Merger dated as of February 12, 1999 (the "Merger Agreement"), by and among NSC Holdings, Inc. ("Holdings"), NSC Acquisition, Inc. ("Merger Subsidiary"), the Company and WMI, pursuant to which Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Neither Holdings nor Merger Subsidiary has any prior affiliation with the Company or WMI. Pursuant to the Merger Agreement, each share of the Common Stock issued and outstanding at the effective time of the Merger (other than shares held by the Company and stockholders, if any, who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive $1.12 per share in cash. Consummation of the Merger is subject to certain conditions, including approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock. WMI has entered into a voting agreement pursuant to which it has agreed, subject to the terms set forth therein, to cause its affiliates to vote their shares of Common Stock in favor of the Merger Agreement. Since these shares represent approximately 54% of the outstanding shares of Common Stock, the Merger Agreement will be approved and adopted without any action by any other stockholder of the Company so long as the voting agreement remains in effect.

The Merger Agreement also contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliates to exchange 996,420 shares of Common Stock (the "Exchanged Shares") for an interest bearing subordinated promissory note issued by the Company in the principal amount of $1,115,990, representing $1.12 per share times the number of Exchanged Shares. All remaining shares of Common Stock owned by WMI and its affiliates will be converted in the Merger into the right to receive $1.12 per share in cash. In addition, the Merger Agreement contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliate, ODC, to sell certain machinery and equipment to ODMI. In consideration for such assets, all of the Company's existing non-interest bearing indebtedness (currently approximately $4.5 million) owed to an affiliate of WMI will be converted into an interest bearing subordinated promissory note issued by the Company in the principal amount of $2.4 million.

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

Asbestos-Abatement and Demolition Operations

The Company provides asbestos-abatement and other specialty contracting services through its network of 19 offices located throughout the United States, and demolition and dismantling services through its Houston, Texas, office. NSCI is licensed to conduct asbestos-abatement services in 35 states and provides its services with unionized labor, while NSCC is licensed to perform asbestos-abatement services in 40 states and provides its services with non-unionized labor. ODMI is licensed to conduct demolition and dismantling services in 24 states, the District of Columbia and Puerto Rico. Generally, ODMI provides its services with non-unionized labor; NSCC and ODMI often utilize subcontractor and temporary labor.

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

The Bidding and Contract Process

While some of the Company's contracts are directly entered into with its clients without a formal bidding process, the Company receives a significant portion of its asbestos-abatement and demolition and dismantling contracts through a bidding process. The majority of the Company's projects are contracted on a fixed-price basis, while the remainder is contracted either on a time and materials or a unit-price basis. The Company obtains work and performs services under contract, often on the basis of plans, specifications or requirements prepared by the client or the client's agent. Contracting opportunities are identified by telemarketing and the local sales force and are entered into following competitive bidding or direct negotiations with the customer or its agent. Generally, these contracts encompass supplying project management, labor, tools, equipment and materials. In most cases, a significant portion of the total costs incurred by the Company's asbestos-abatement operations is attributable to labor while a significant portion of the total costs of its demolition and dismantling operations is attributable to equipment rental costs. While large abatement contracts may last more than one year, the majority of the Company's projects are completed within five months.

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

Health and Safety

The Company's written safety program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. In compliance with the Environmental Protection Agency's ("EPA") Asbestos Hazard Emergency Response Act ("AHERA") Model Accreditation Plan ("MAP"), all
asbestos-abatement supervisors and workers are required to attend and satisfactorily pass a written examination both initially and during annual refresher training. To meet the medical surveillance and respiratory protection requirements of the Occupational Safety and Health Administration ("OSHA") standards, all personnel entering an asbestos or lead atmosphere must first undergo an initial, and then annual, medical examination, which includes a complete medical and work history, pulmonary function testing and a chest roentgenogram. If an employee will be exposed to lead, a blood sample is taken to determine blood lead levels before exposure to that environment. Blood lead levels are then monitored periodically throughout the period the employee is working in this environment. In addition to wearing required protective clothing, respirators and other personal protective equipment, all individuals leaving a contaminated area are required to undergo stringent decontamination procedures. During the asbestos-abatement process, the Company engages in daily personal air monitoring; during the demolition and dismantling process, the Company engages in lead, heavy metal and other contaminant testing. In either process, the Company strives to comply with all regulatory and safety requirements. Comprehensive documentation is an important part of the asbestos-abatement and demolition and dismantling process. The Company maintains all required documentation.

The Abatement Process

The Company's workers remove asbestos in accordance with the regulations of the EPA's National Emission Standards for Hazardous Air Pollutants - Asbestos ("NESHAPS"), OSHA and applicable state and local regulations. Before any removal can begin, the work area must be sealed off from the interior building environment as well as from the outdoor environment. The containment of the work area requires the construction of barriers on the walls and floors made of plastic sheeting sealed at the seams. Air locks are built for entry of personnel and equipment, and a negative pressure air filtration system is required to prevent the escape of any asbestos fibers from the work area. The Company constructs a worker decontamination area which is generally comprised of a contaminated area where workers leave their contaminated clothing and equipment, an area where the workers shower after leaving the sealed-off work area, and a clean area where workers prepare for the work shift. Workers are fitted with respirators and disposable suits prior to entering the work area.

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

The Company performs a site specific safety survey of every project prior to beginning work. An engineering survey of the equipment, structures, or buildings to be dismantled or demolished is prepared outlining potential hazards and methods to be used to alleviate the hazards. During the course of the project, daily safety meetings are conducted to discuss that day's activities, potential problems and measures to overcome the problems. Industrial dismantling involves removing structures and equipment in manufacturing facilities. The Company's workers, utilizing specially designed equipment and attachments, carefully dismantle the structures and equipment from the top down. All materials dismantled are either recycled or disposed of in a licensed landfill. Commercial demolition involves demolishing high-rise office buildings, hospitals, apartment complexes, and other buildings. The Company's workers, utilizing specialized equipment and occasionally explosives, demolish the buildings and remove the debris off site. All materials generated from demolition activities are either recycled or disposed of in a licensed landfill.

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

Markets and Customers

In 1998, the Company's primary markets for its asbestos-abatement, demolition and dismantling and other specialty contracting services were the states of California, Illinois, Massachusetts, Minnesota, New York, Ohio, Pennsylvania, South Carolina and Texas and the District of Columbia. The Company's headquarters is located in Methuen, Massachusetts.

The Company believes that its primary clients, which include large industrial processing and manufacturing corporations, insurance companies, real estate development companies and owners and tenants of large commercial and governmental facilities, tend to emphasize quality and safety along with price considerations in making their decision. The Company typically contracts directly with owners, operators or tenants of properties and works closely with the environmental consultant of the client in performing removal services. No single customer accounted for more than 10% of the Company's consolidated revenue during 1998.

Following its acquisition by OHM in June 1988, the Company began performing asbestos-abatement services for OHM, principally in connection with certain large industrial decontamination and demolition projects performed by OHM. Following the acquisition of the Division in May 1993, the Company began providing asbestos-abatement services on a subcontract basis for affiliates of WMI in connection with certain large industrial decontamination and demolition projects performed by the WMI affiliates. The Company provides such services on a competitive basis. Revenue for these services to the WMI affiliates amounted to approximately $22,000 in 1998.

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

                                         Years Ended December 31,
                               1998              1997              1996
                                   (In thousands, except percentages)

Commercial.............. $ 46,755   47%     $  55,408   48%   $  56,299  44%
Industrial..............   28,130   28         43,835   38       53,929  42
Institutional...........   24,826   25         16,712   14       18,815  14
                         $ 99,711  100%     $ 115,955  100%   $ 129,043 100%



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

Insurance and Bonding

The Company has established an insurance program that has been tailored to meet the mutual risk management needs of its clients and the Company. The primary package includes commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. The Company has an umbrella policy, which extends coverage to $51,000,000 per occurrence and $52,000,000 in the general aggregate. Effective November 1, 1998 the Company's liability per occurrence under the general liability policy is $100,000, under the automobile liability policy is $100,000 and under the workers' compensation policy is $250,000.

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

Employees

As of March 15, 1999, the Company had approximately 990 employees, of which approximately 95 are employed as managers or executives, approximately 10 provide technical or engineering services, approximately 70 are employed in sales, clerical and data processing activities and approximately 815 are employed in other capacities, principally hourly labor. During 1998, the number of hourly-rate employees ranged from 900 to 1,300. As of March 15, 1999, various unions represented approximately 470 of the Company's employees under numerous collective bargaining agreements. The Company is a party to a number of collective bargaining agreements with several unions, which represent employees based upon geographic area or the nature of work performed by such employees. Such collective bargaining agreements expire at various times. The Company considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

Patents and Service Marks

The Company currently does not own any patents or service marks.

Government Regulation

The federal government through the EPA, OSHA and the Department of Transportation ("DOT") regulates the asbestos-abatement and demolition and dismantling processes. Additionally, the demolition and dismantling process is regulated by MSHA when conducted at mining locations. EPA's NESHAPS regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. EPA's AHERA mandates that public schools inspect for levels of asbestos contamination and prepare a specific management plan for appropriate remedial action if asbestos is found. OSHA regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris.

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

The Toxic Substances Control Act ("TSCA"), as amended by AHERA, and the regulations promulgated pursuant thereto, require inspection of schools for asbestos and public notice of the inspection results, which often leads to demands for abatement. In addition, TSCA imposes asbestos exposure standards for state and local government employees. The EPA has also adopted regulations under AHERA which require schools to use accredited inspectors to inspect school buildings for asbestos-containing materials. If asbestos-containing materials are found and are damaged, the school must develop an asbestos management plan, which outlines its management practices for the  materials.  Response  actions  may  include  encapsulation,  enclosure, repair or removal of the asbestos-containing materials by an accredited contractor. The AHERA regulations impose affirmative obligations on the accredited contractor who performs the work on school building projects. These obligations include proper worker, employee and occupant protections. In addition, AHERA incorporated the NESHAPS standards for packaging, transportation and disposal of asbestos waste. If the asbestos-containing material is not damaged, continued inspection and monitoring by the school is required.

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

DOT regulations cover the management of the transportation of asbestos and demolition debris and establish certain certification, labeling and packaging requirements. In addition, under the Comprehensive Environmental Response
Compensation and Liability Act, also known as the Superfund Act, companies which arrange for the transportation and disposal of asbestos waste materials may be exposed to liability relating to the disposal of such material at sites which are or may be designated as national priority list sites.

Each of the states in which the Company  currently  operates  has  adopted  laws and regulations governing the conduct of asbestos-abatement contractors. Such laws and regulations generally require: 1) training and licensing of asbestos-abatement contractors and their workers, 2) notice before the commencement of any asbestos-abatement project and 3) standards of performance for the asbestos removal process. In addition, some states authorize municipalities to adopt more stringent standards.

The Company believes that additional state and local authorities may adopt similar laws and regulations and that existing laws and regulations may become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. Although subject to change, OSHA has adopted final regulations as law. Many of the regulations are complex and frequently amended and, therefore, the Company is unable to predict what, if any, impact such regulations will have on its results of operations or financial condition. As a result of the extensive regulation, the Company and its subsidiaries are, have been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Because of the changing regulatory environment, there can be no assurance that violations by the Company of federal, state or local laws and regulations applicable to asbestos removal will not occur in the future or that changes in such laws and regulations would not have an adverse effect on the Company's business. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon the Company's business.

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

Backlog

The majority of the Company's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder is contracted either on a time and materials or a unit-price basis. The unearned services portion of the Company's asbestos-abatement and demolition and dismantling services contracts and unfilled orders was approximately $35,696,000, $33,902,000 and $38,875,000 at December 31, 1998,
1997 and 1996 respectively. Up to $1,875,000 of the Company's backlog at December 31, 1998 may not be earned during 1999. The remaining amount of the Company's backlog at December 31, 1998 is expected to be completed in the current calendar year.

Item 2.  Properties

The Company currently leases property to support its operations. These facilities provide space for sales and marketing functions and operations management and support. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices. The following table summarizes the Company's properties:


-------------------------------------------------------------------
                                                         Square
  Location                   Principal Use               Footage
-------------------------------------------------------------------
  Lombard, IL           Offices and Warehousing          30,000
-------------------------------------------------------------------
  Houston, TX           Offices and Warehousing          24,240
-------------------------------------------------------------------
  Aston, PA             Offices and Warehousing          16,800
-------------------------------------------------------------------
  Oakland, CA           Offices and Warehousing          11,100
-------------------------------------------------------------------
  San Antonio, FL       Offices and Warehousing          10,800
-------------------------------------------------------------------
  Methuen, MA           Offices and Warehousing          10,000
-------------------------------------------------------------------
  Arden Hills, MN       Offices and Warehousing           9,654
-------------------------------------------------------------------
  Methuen, MA           Corporate Headquarters            9,500
-------------------------------------------------------------------
  Denver, CO            Offices and Warehousing           5,724
-------------------------------------------------------------------
  Orange, CA            Offices and Warehousing           5,530
-------------------------------------------------------------------
  Salisbury, NC         Offices                           5,400
-------------------------------------------------------------------
  Winfield, WV          Offices and Warehousing           5,000
-------------------------------------------------------------------
  Cincinnati, OH        Offices and Warehousing           4,000
-------------------------------------------------------------------
  Salem, NH             Offices and Warehousing           3,850
-------------------------------------------------------------------
  Wausau, WI            Offices and Warehousing           2,400
-------------------------------------------------------------------
  Baton Rouge, LA       Offices and Warehousing           1,250
-------------------------------------------------------------------
  Massena, NY           Offices                             *
-------------------------------------------------------------------
  Orange, TX            Offices                             *
-------------------------------------------------------------------
  Dallas, TX            Offices                             *
-------------------------------------------------------------------


* These facilities consist of less than 1,000 square feet.

The Company's aggregate rental payments for leased office and warehouse space approximated $900,000 in 1998.

Item 3.  Legal Proceedings

On or about September 4, 1998 the Company became aware of certain issues relating to state licensing for its employees at an asbestos abatement project in South Carolina. The Company has brought the matter to the attention of the South Carolina Department of Health and Environmental Control. The Company is cooperating with such agency. No civil or criminal charges have been filed against the Company in this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The executive officers of the Company as of March 19, 1999 are listed below:

   Darryl G. Schimeck      38   Chairman, President and Chief Executive Officer
   Efstathios A. Kouninis  37   Vice President of Finance, Corporate Controller,
                                Treasurer and Secretary

Darryl G. Schimeck has been Chairman, President and Chief Executive Officer since May 4, 1998, President and Chief Operating Officer since December 5, 1996, President of NSCI since July 10, 1995 and Vice President, Sales and Marketing since February 1995. Prior to joining the Company, Mr. Schimeck served as Senior Vice President of Growth Environmental Services, Inc. from August 1994 through January 1995. Prior to that, Mr. Schimeck was President of Rust Scaffold Rental and Erection, Inc. from July 1993 through July 1994.

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

Part II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The Common Stock is admitted for trading on the National Association of Securities Dealers Automatic Quotation System, National Market System ("NASDAQ"). As of March 24, 1999 there were approximately 538 holders of record of the Common Stock. The Company did not pay a dividend in 1998. During December 1997, the Company declared and paid a cash dividend of $0.15 per share of Common Stock. Pursuant to the Company's revolving credit facility, as amended, the Company must comply with certain financial covenants for the declaration and payment of any cash dividends. Under the Merger Agreement, the Company is not permitted to declare or pay any dividends on the Common Stock so long as the Merger Agreement remains in effect. The Common Stock does not have any preemptive rights.

NASDAQ has advised the Company that the Common Stock does not qualify for continued listing for trading on the NASDAQ. The Company has been in discussions with representatives of NASDAQ in an effort to postpone action by NASDAQ in respect of this situation pending completion of the Merger. On March 12, 1999 the continued listing of the Common Stock was considered in a written hearing by a panel of representatives of NASDAQ. As of March 26, 1999 the Company has not been informed of the hearing panel's decision. If the Company's efforts are unsuccessful, it is likely that the marketability of the Common Stock would be materially and adversely affected.

The table below sets forth, for the calendar quarters indicated, the reported high and low closing sales prices of the Common Stock as reported by NASDAQ based on published financial sources:


                                1998                       1997
Quarter Ended              High      Low              High      Low

     December 31........  $1.00     $0.97           $ 2.88     $1.75
     September 30.......   1.19      1.06             3.00      1.94
     June 30............   1.97      1.84             2.50      1.50
     March 31...........   2.19      1.75             3.22      2.38

Item 6. Selected Financial Data


(a) The Consolidated Five year Summary of Results of Operations for each of the last five years ended December 31 is set forth below:

 (In thousands, except per-share data)
 Years Ended December 31,              1998    1997     1996     1995     1994
------------------------------------ ------- -------- -------- -------- --------

 Revenue...........................  $99,711 $115,955 $129,043 $124,529 $132,218
 Gross profit......................   15,878   11,027   22,589   19,447   21,716
 Write-down of assets held for sale     (158)   2,843      830        -        -

 Operating income (loss)...........      650   (7,762)   3,531    1,859    5,101

 Net income (loss).................   $  446  $(4,994) $ 1,861  $   715  $ 2,566




 Basic and diluted earnings per
  share (1)........................   $ 0.04  $ (0.50) $  0.19  $  0.07  $  0.26

 Weighted average number of common
  shares outstanding...............    9,971     9,971   9,971    9,971    9,971

Cash dividends declared per common
 share (2).........................   $    -  $  0.15  $  0.15  $  0.15  $  0.15

(b) The consolidated five year summary of financial position as of December 31, is set forth below:

December 31,                            1998    1997     1996     1995    1994
------------------------------------- -------- -------- ------- ------- --------
                                                  (In thousands)
Total assets.......................   $ 72,200 $ 74,489 $85,560 $ 87,161 $88,287
Goodwill, net of accumulated
 amortization......................     34,075   35,175  36,275   36,872  37,938
Assets held for sale...............        313    1,653     475        -       -
Non current liabilities, including
 current portion of long-term
 obligations.......................      6,811    5,253   7,610    7,421  10,588



 (1) In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share amounts for 1998, 1997, 1996, 1995 and 1994 have been computed by dividing net income (loss) by the
      weighted-average   number  of  common   shares   outstanding   during  the
      respective  periods.  Diluted  earnings  per  share,  after  applying  the
      treasury  stock  method,   equals  basic  earnings  per  share  and,
      accordingly, have not been separately presented.

(2) In December 1997, 1996, 1995 and 1994, the Company declared and paid a cash dividend of $0.15 per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In accordance with the Private Securities Litigation Reform Act of 1995, the Company notes that statements that look forward in time, which include everything other than historical information, involve risks and uncertainties that may affect the Company's actual results of operation. Factors that could cause actual results to differ materially include the following (among others): regulatory changes, technological advances, labor shortages and disputes, technical problems, time extensions and/or delays in projects caused by external sources, weather conditions, the condition of the U.S economy, and other factors listed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

                                 1998 vs. 1997

Revenue. The Company's consolidated revenue for the year ended December 31, 1998 decreased 14% to $99,711,000 from $115,955,000 for the same period in 1997. This decrease was due to a $12,020,000 decrease in asbestos-abatement related revenue and a $4,224,000 decrease in demolition related revenue. The decrease in revenue was due to competitive pricing pressures in the bidding process resulting in the Company's decreased success in securing new work. The 1998 results are not indicative of results to be expected for any upcoming year.

Gross Profit. Gross profit increased to $15,878,000 in 1998 from $11,027,000 for the same period in 1997. The increase in gross profit in 1998 is due to recognition, in 1997, of losses on certain projects, the write down adjustment of scrap process equipment and increased provision for general liability loss related to the unfavorable resolution of one significant claim. Gross profit as a percentage of revenue increased to 16% in 1998 from 10% in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1998 decreased $1,109,000 or 7% to $14,624,000 from $15,733,000 for the same period in 1997. The decrease in SG&A expenses was the result of a decrease in salaries, legal expenses and other outside services, partially offset by increases in provision for bad debt. SG&A expenses as a percentage of revenue for 1998 increased to 15% from 14% in 1997 due to lower revenue activity.

Write Down of Assets Held for Sale. In 1998, the Company sold its Methuen, Massachusetts headquarters property for $158,000 more than its adjusted carrying value. As discussed below, the Company recorded a write down on this asset in 1997.

Other Operating Income (Expenses). ODMI manages the business of ODC, an affiliate of WMI, and is required to share with the WMI affiliate any operating profits or losses. For 1998, the amount due from the WMI affiliate was $338,000 compared to $887,000 due from the WMI affiliate for the same period in 1997.

Equity  Income  of   Unconsolidated   Joint   Venture.   In  1998,  the  Company
recognized $75,000 as its share of the net income of a joint venture formed during the year to pursue re-industrialization and decontamination and decommissioning opportunities in the Department of Energy market.

Other Income. Other Income was $206,000 in 1998 compared to $189,000 in 1997. This difference is mainly due to increased gains on sales of assets offset by increased interest expense on assets under capital leases.

Net Income (Loss). Net income was $446,000 in 1998 compared to a net loss of $4,994,000 in 1997. The change is attributable to increased gross profit, lower SG&A expenses, a sale of real property at an amount higher than its carrying value and the write down adjustment, in 1997, of the carrying value of real property and scrap process equipment as discussed elsewhere herein. Net income (loss) as a percentage of revenue was 0.5% compared to (4%) in 1997.

                                 1997 vs. 1996

Revenue. The Company's consolidated revenue for the year ended December 31, 1997 decreased 10% to $115,955,000 from $129,043,000 for the same period in 1996. This decrease was due to a $6,878,000 decrease in asbestos-abatement related revenue and a $6,210,000 decrease in demolition related revenue. The decrease in revenue was due to competitive pricing pressures in the bidding process resulting in the Company's decreased success in securing new work. The 1997 results are not indicative of results to be expected for any upcoming year.

Gross Profit. Gross profit decreased to $11,027,000 in 1997 from $22,589,000 for the same period in 1996. The decrease in the gross profit was the result of lower revenue, losses on certain projects, the write down adjustment of scrap process equipment and an increased provision for general liability loss related to the unfavorable resolution of one significant claim. Gross profit as a percentage of revenue decreased to 10% in 1997 from 18% in 1996.

Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 1997 decreased $698,000 or 4% to $15,733,000 from $16,431,000 for the same period in 1996. The decrease in SG&A costs was the result of a decrease in salaries and legal expenses, partially offset by increases in the bad debt reserves and consulting services associated with new software implementation. SG&A expenses as a percentage of revenue for 1997 increased to 14% from 13% in 1996 due to lower revenue.

Write Down of Assets Held for Sale. The Company wrote-down to market the value of certain real property and equipment that no longer fit its strategic plans. A certified independent appraiser was engaged to determine the market value of the real property. The write-down of the properties and equipment amounted to $2,843,000 and $830,000 in 1997 and 1996, respectively.

Other Operating Income (Expenses). For 1997, the amount due from the WMI affiliate as a consequence of ODC was $887,000, compared to $700,000 due to the WMI affiliate for the same period in 1996.

Other Income. Other Income was $189,000 in 1997 compared to $195,000 in 1996. This difference is mainly due to the elimination of interest expense associated with the Company's long-term debt, which was repaid in full on March 21, 1996, partially offset by losses on sales of certain assets.

Net (Loss) Income. Net income decreased to net loss of ($4,994,000) from net income of $1,861,000 in 1996. The decrease in net income is attributable to lower revenue, losses on certain projects, the write down adjustment of scrap process equipment and the recognition of non-recurring charges. These charges amounted to $3,204,000 after tax and were related to the designation for sale of certain real estate, the sale of idle equipment and an increase in the reserves for self-insurance claims and taxes. Net (loss) income as a percentage of revenue was (4%) compared to 1.4% in 1996.

Liquidity and Capital Resources

Working capital at December 31, 1998 was $20,395,000 compared to $16,826,000 at December 31, 1997. The current ratio was 2.5/1 compared to 1.9/1 at December 31, 1997. Cash used in operating activities was $5,402,000 compared to cash provided by operating activities of $7,155,000 for 1997. The increase in cash used in operations is primarily due to timing issues in the billing and collection process and accelerated vendor payments.

During 1998, cash of $1,553,000 was used for purchases of property and equipment. Pursuant to the Olshan Business Operating Agreement, dated April 20, 1995, the Company has received to date a $4,520,000 interest-free working capital loan. The loan is payable according to the provisions contained in that agreement.

The Company believes that its cash flows from operations and funds available under the existing senior revolving credit facilities (see Note 6 of the notes to the consolidated financial statements included elsewhere herein), as amended on March 23, 1999, will be sufficient through the date of the consummation of the proposed Merger to finance its working capital needs and planned capital expenditures. In the event that the Merger is not consummated, the Company will endeavor to obtain financing for its capital expenditure needs and may, among its alternatives, seek a new debt facility. WMI will assist the Company in this regard by guaranteeing some or all of the Company's outstanding debt obligations.

As discussed further in Note 11, the nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims, including but not exclusively workers' compensation and general liability claims, at December 31, 1998 of $5,013,000 and at December 31, 1997 of $6,403,000.

Year 2000

In 1996, the Company began upgrading its financial and decision support systems to, in part, comply with Year 2000 requirements. This process is now complete and the Company believes that such systems are Year 2000 compliant. In addition to $820,000 of capital costs for new hardware and software incurred project-to-date, consulting and training expenses of $264,000, $223,000 and $135,000 were incurred with respect to system upgrades, including Year 2000 compliance, in 1998, 1997 and 1996, respectively. The Company believes that these expenditures will adequately address any Year 2000 issues associated with the Company's operations. The Company has been in contact with its bank and several of its more significant customers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted. Even assuming that such conversions do not occur, the Company does not believe that any such third party system failures will have a material adverse effect on the Company given the nature of the Company's business, which is not computer dependent in any material aspect.

Market Risk Factors

The Company's exposure to interest changes is limited to its revolving credit facility which bears interest at a variable rate based on the Eurodollar rate. At December 31, 1998, the Company had no outstanding borrowings under the revolving credit facility; however, the Company's borrowing capacity was reduced by letters of credit outstanding as of March 23, 1999 in the amount of $4,725,000. The Company has no plans for future borrowings under the facility but may use the facility if cash flow circumstances warrant. The Company's working capital loan from an affiliate is non-interest bearing and its capital leases have fixed payment terms. The Company does not enter into derivative or interest rate transactions. Based on the above, the Company believes that changes in interest rates would not have a significant effect on net income or cash flow.

Except for the working capital loan described above, the fair values of the Company's financial instruments approximate their respective carrying amounts. The Company estimates the fair value of the working capital loan to be $2,815,000, compared to a carrying value of $4,520,000, based on a discounted cash flow analysis using the Company's incremental borrowing rate.

Inflation

Historically, inflation has not had a significant impact upon the Company or its cost of operations.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary consolidated quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 are set forth on pages 19 through 22.

                                    NSC CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share and per-share data)

                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
       ASSETS
       Current assets:
         Cash and cash equivalents........................ $  3,634    $  8,781
         Accounts receivable, net.........................   22,146      20,590
         Costs and estimated earnings on contracts
          in process in excess of billings................    4,270       1,969
         Inventories......................................    1,058       1,157
         Prepaid expenses and other current assets........    2,425       1,565
         Deferred income taxes............................      758         844
                                                           ----------  ---------
                                                             34,291      34,906

       Property and equipment, net........................    3,296       2,755

       Other noncurrent assets:
         Assets held for sale ............................      313       1,653
         Investment in unconsolidated joint venture.......      225           -
         Goodwill, net of accumulated amortization of
          $9,084 and $7,984 in 1998 and 1997, respectively   34,075      35,175
                                                           ----------  ---------
                                                             34,613      36,828
                                                           ----------  ---------
         Total assets                                      $ 72,200    $ 74,489
                                                           ==========  =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable................................. $  2,471    $  4,942
         Billings in excess of costs and estimated
          earnings on contracts in process................    4,369       3,274
         Accrued compensation and related costs...........    2,141       1,760
         Federal, state and local taxes...................     (776)        273
         Other accrued liabilities........................      569       1,428
         Reserve for self insurance claims and other
          contingencies...................................    5,013       6,403
         Current portion of long-term obligations.........      109           -
                                                           ----------  ---------
                                                             13,896      18,080
       Noncurrent liabilities:
         Long-term obligations............................      288           -
         Payable to affiliate.............................    4,520       4,520
         Deferred income taxes............................    1,894         733

       Stockholders' equity:
         Preferred stock $.01 par value, 10,000,000 shares
          authorized, none issued and outstanding.........        -           -
         Common stock $.01 par value, 20,000,000 shares
          authorized, 9,971,175 shares issued and
          outstanding in both 1998 and 1997...............      100         100
         Additional paid-in capital.......................   56,079      56,079
         Accumulated deficit..............................   (4,577)     (5,023)
                                                           ----------  ---------
                                                             51,602      51,156
                                                           ----------  ---------
         Total liabilities and stockholders' equity        $ 72,200    $ 74,489
                                                           ==========  =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                    NSC CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per-share data)



                                                   Years Ended December 31,
                                             -----------------------------------
                                                1998         1997         1996
                                             ----------    ---------  ----------

Revenue.....................................  $ 99,711     $115,955    $129,043
Cost of services............................    83,833      104,928     106,454
                                              ---------    ---------   ---------
 Gross profit...............................    15,878       11,027      22,589
Selling, general and administrative expenses   (14,624)     (15,733)    (16,431)
Write down of assets held for sale..........       158       (2,843)       (830)
Other operating income (expense)............       338          887        (700)
Goodwill amortization.......................    (1,100)      (1,100)     (1,097)
                                              ---------    ---------   ---------
 Operating income (loss)....................       650       (7,762)      3,531
                                              ---------    ---------   ---------

Equity in income of unconsolidated joint
 venture....................................        75            -           -

Other:
 Interest expense...........................       (51)         (23)       (112)
 Other income...............................       257          212         307
                                              ---------    ---------   ---------
                                                   206          189         195
                                              ---------    ---------   ---------
 Income (loss) before income taxes..........       931       (7,573)      3,726
Income tax expense (benefit)................       485       (2,579)      1,865
                                              ---------    ---------   ---------
 Net income (loss)..........................  $    446     $ (4,994)   $  1,861
                                              =========    =========   =========

Basic and diluted earnings per share........  $   0.04     $  (0.50)   $   0.19
                                              =========    =========   =========

Weighted-average number of common shares
 outstanding................................     9,971        9,971       9,971
                                              ========     =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                     NSC CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands, except per-share data)

                                 Common Stock
                                ---------------
                                Number          Additional             Total
                                  of             Paid-in  Retained Stockholders'
                                Shares  Amount   Capital  Earnings     Equity
                                ------- ------- --------- --------- ------------

  Balance at January 1, 1996     9,971   $ 100   $56,079   $ 1,102   $  57,281
                                ------- ------- --------- --------- ------------
  Net income.................        -       -         -     1,861       1,861
  Cash dividend declared
   ($0.15 per share).........        -       -         -    (1,496)     (1,496)
                                ------- ------- --------- --------- ------------
  Balance at December 31, 1996   9,971   $ 100   $56,079   $ 1,467   $  57,646
                                ------- ------- --------- --------- ------------
  Net loss...................        -       -         -    (4,994)     (4,994)
  Cash dividend declared
   ($0.15 per share).........        -       -         -    (1,496)     (1,496)
                                ------- ------- --------- --------- ------------
  Balance at December 31, 1997   9,971   $ 100   $56,079   $(5,023)  $  51,156
                                ------- ------- --------- --------- ------------
  Net income.................        -       -         -       446         446
                                ------- ------- --------- --------- ------------
  Balance at December 31, 1998   9,971   $ 100   $56,079   $(4,577)  $  51,602
                                ======= ======= ========= ========= ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   NSC CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                     Years Ended December 31,
                                                  ------------------------------

                                                    1998      1997       1996
                                                  ---------  --------  ---------
Cash flows from operating activities:
   Net income (loss).............................  $   446   $(4,994)   $ 1,861
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation...............................      958     1,284      1,716
      Goodwill amortization......................    1,100     1,100      1,097
      Deferred income taxes......................    1,247    (2,866)      (996)
      (Gain) loss on disposition of property and
       equipment.................................       (9)      145        194
      (Gain) loss on impairment of assets held for
       sale......................................     (158)    2,843        830
      Equity in income of unconsolidated joint
       venture...................................      (75)        -          -
   Changes in assets and liabilities, net of
    effects of acquired business:
    Accounts receivable, net.....................   (1,556)    6,269        266
    Costs and estimated earnings on contracts
     in process in excess of billings............   (2,301)    5,770        155
    Other current assets.........................     (761)     (172)       235
    Accounts payable.............................   (2,471)    1,494        385
    Billings in excess of costs and estimated
     earnings on contracts in process............    1,095    (1,963)     1,305
    Other current liabilities....................   (2,917)   (1,755)      (296)
                                                 ---------   --------  ---------
      Net cash (used in) provided by operating
      activities                                    (5,402)    7,155      6,752
                                                 ---------   --------  ---------
Cash flows from investing activities:
   Purchases of property and equipment...........   (1,156)     (929)    (2,024)
   Proceeds from sale of property and equipment..    1,561        76        268
   Investment in joint venture...................     (150)        -       (718)
                                                 ---------   --------  ---------
      Net cash used in investing activities            255     (853)    (2,474)
                                                 ---------   --------  ---------
Cash flows from financing activities:
   Payments on long-term debt....................        -         -     (5,850)
   Proceeds of loan from affiliate...............        -         -      2,949
   Cash dividend paid............................        -    (1,496)    (1,496)
                                                 ---------   --------  ---------
      Net cash provided by (used in) financing
       activities                                        -    (1,496)    (4,397)
                                                 ---------   --------  ---------
      Net (decrease) increase in cash and cash
       equivalents...............................   (5,147)    4,806       (119)
Cash and cash equivalents at beginning of periods    8,781     3,975      4,094
                                                 ---------   --------  ---------
Cash and cash equivalents at end of periods...... $  3,634   $ 8,781    $ 3,975
                                                 =========   ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

NSC Corporation
Notes to Consolidated Financial Statements
December 31, 1998


Note 1 - Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation. The accompanying consolidated financial statements include the accounts of NSC Corporation (the "Company") and its wholly-owned subsidiaries, National Surface Cleaning, Inc. ("NSCI"), National Service Cleaning Corp. ("NSCC"), NSC Energy Services, Inc. ("NSCESI"), NSC Specialty Coatings, Inc. ("NSCSCI") and Olshan Demolishing Management, Inc.
("ODMI") - see Note 9 - "Transactions with Affiliates". All intercompany transactions have been eliminated in consolidation. The Company is a Delaware corporation and was a seventy percent-owned subsidiary of OHM Corporation ("OHM") through May 3, 1993. On May 4, 1993, pursuant to a Purchase Agreement among the Company, NSC Industrial Services Corp., a wholly owned subsidiary of the Company ("Industrial"), OHM, Waste Management Inc. ("WMI") and The Brand Companies Inc., an affiliate of WMI ("Brand") the Company acquired the asbestos-abatement division of Brand (the "Division") in exchange for 4,010,000 shares of the Company's common stock and all of the common stock of Industrial.

On April 20, 1995 the Company entered into an Interim Management and Operating Agreement with Rust International Inc, an affiliate of WMI ("Rust"), under which the Company, through ODMI, assumed the management of Olshan Demolishing Company ("ODC"), a Rust subsidiary specializing in demolition and dismantling, primarily in the industrial market. As of December 31, 1997 and 1996, OHM and the WMI affiliate each owned approximately forty percent of the Company's common stock. Effective March 6, 1998, as a result of a transaction between OHM and International Technology Corporation ("IT"), OHM distributed its shares of the Company's common stock to its shareholders of record on February 24, 1998. As a result of this transaction, WMI is the owner of approximately fifty-four percent of the Company's common stock.

The Company has entered into an Agreement and Plan of Merger dated as of February 12, 1999, by and among NSC Holdings, Inc.("Holdings"), NSC Acquisition, Inc. ("Merger Subsidiary"), the Company and WMI pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company continuing as the surviving corporation. Neither Holdings nor Merger Subsidiary has any prior affiliation with the Company or WMI. Pursuant to the Merger Agreement, each share of the Company's common stock issued and outstanding at the effective time of the Merger (other than shares held by the Company and stockholders, if any, who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive $1.12 per share in cash. Consummation of the Merger is subject to certain conditions, including approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock.

The Merger Agreement also contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliates to exchange 996,420 shares of the Company's Common Stock (the "Exchanged Shares") for an interest bearing subordinated promissory note issued by the Company in the principal amount of $1,115,990, representing $1.12 per share times the number of Exchanged Shares. All remaining shares of the Company's common stock owned by WMI and its affiliates will be converted in the Merger into the right to receive $1.12 per share in cash. In addition, the Merger Agreement contemplates that, immediately prior to the effective time of the Merger, WMI will cause ODC to sell certain machinery and equipment to ODMI. In consideration for such assets, all of the Company's existing non-interest bearing indebtedness (currently approximately $4.5 million) owed to an affiliate of WMI will be converted into an interest bearing subordinated promissory note issued by the Company in the principal amount of $2.4 million.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may or may not be material.

Revenue and Cost Recognition. The Company derives its revenues primarily from providing asbestos-abatement, demolition and dismantling and other specialty contracting services under fixed-price, time and materials and unit price contracts. In addition, certain revenue is derived from the sale of scrap metals and processing equipment removed from demolition sites. The Company recognizes revenues and related income from its fixed- and unit-price contracts in process using the percentage-of-completion method of accounting.
The Company determines the percentage-of-completion of its contracts by comparing costs incurred to date to total estimated costs. Revenues from time and material-type contracts are recorded based on costs incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues are recognized for amounts under pending claims when management believes it is probable the claim will result in additional contract revenues and the amount can be reliably estimated. Contract costs include all direct labor, material, per diem, subcontract and other direct and indirect costs related to the contract performance. Selling, general and administrative expenses are charged to expense as incurred. The asset "costs and estimated earnings on contracts in process in excess of billings" represents revenues recognized in excess of amounts billed. The liability "billings on contracts in process in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

Direct Subcontract Costs. The Company incurs a substantial amount of direct subcontract costs, which are passed through to its clients. These costs result from the use of subcontractors on projects for labor, transportation and disposal of asbestos materials, analytical and restoration services, and other removal-related services. The direct subcontract costs were $21,952,000, $30,319,000, and $25,240,000 for 1998, 1997 and 1996,
respectively, and are included in Costs of Services in the Consolidated Statement of Operations for each year.

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

Long  Lived  Assets.  The  adoption  by the  Company  in 1996 of SFAS  No.  121,
"Accounting for the impairment of Long Lived Assets to be Disposed Of" did not materially affect the Company's consolidated financial statements. In the event that facts and circumstances indicate that any of the Company's long-lived assets may be impaired, an evaluation of recoverability would be performed. If after such evaluation it is determined that an asset is impaired, the carrying value of the asset would be reduced to fair value. SFAS No. 121 requires that assets held for sale or disposal are carried at the lower of carrying amount or fair value less costs to sell, and prohibits depreciation from being recorded during the periods in which the asset is being held for sale or disposal.

Income Taxes. The Company provides for income taxes based upon earnings reported for financial statement purposes. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax base of assets and liabilities.

Stock Compensation. Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No.123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. As permitted by SFAS No. 123, the Company elected the disclosure requirements instead of recognition of compensation expense and therefore will continue to apply existing accounting rules.

Cash Equivalents and Cash Flow Information. The Company considers all highly liquid investments having a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair market value. Cash paid for income taxes was $223,000, $1,211,000, and $2,007,000 for 1998, 1997, and 1996, respectively. No interest was paid, under the credit facility, in 1998 and 1997; $112,000 was paid in 1996.

Earnings Per Share. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share amounts for 1998, 1997 and 1996 have been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the respective periods. Diluted earnings per share, after applying the treasury stock method, approximates basic earnings per share and, accordingly, have not been separately presented.

New Accounting Pronouncements. The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 130 "Reporting
Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") in 1997 and Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 130 and FAS 131 were adopted for the Company's 1998 financial statements. FAS 130 and FAS 131 had no impact on the Company's financial condition or results of operations. FAS 133 must be adopted for the Company's year 2000 financial statements. The Company anticipates that FAS 133 will have no impact on the Company's reported financial condition or results of operations.

Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Note 2 - Accounts Receivable

Accounts receivable are summarized as follows:

                                                            December 31,
                                                          -----------------
                                                            1998     1997
                                                          -------   -------
                                                            (In thousands)

      Accounts billed and due currently................   $19,586    $18,066
      Retained.........................................     3,054      3,235
                                                           22,640     21,301
      Allowance for uncollectible accounts.............      (494)      (711)
                                                          $22,146    $20,590


The retained receivables at December 31, 1998 are expected to be collected within one year.

Note 3 - Costs and Estimated Earnings on Contracts in Process

The consolidated balance sheets include the following amounts:

                                                             December 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
                                                            (In thousands)

      Costs incurred on contracts in process............. $ 83,833  $104,928
      Estimated earnings.................................   16,039    13,603
                                                            99,872   118,531
      Less billing to date...............................   99,971   119,836
                                                          $    (99) $ (1,305)
      Costs and estimated earnings on contracts in
       process in excess of billings..................... $  4,270  $  1,969
      Billings on contracts in process in excess of
       costs and estimated earnings......................   (4,369)   (3,274)
                                                          $    (99) $ (1,305)

Costs and estimated earnings on contracts in process in excess of billings included $1,264,000 at December 31, 1998 attributable to contracts which have not been yet finalized or to change orders in the process of being negotiated and are net of reserves for contract revenue adjustments of $32,000 and $363,000 at December 31, 1998 and 1997, respectively. The Company recognizes revenue from its fixed and unit price contracts in process using the percentage of completion method of accounting, which requires the use of estimates. Such estimates are subject to changes throughout the duration of the contract, as a result of factors such as technical problems, disputes, weather, delays caused by external sources and fluctuations in the prices of materials and scrap metals.

Note 4 - Properties and Equipment

Properties and equipment were as follows:


                                                            December 31,
                                                          -----------------
                                                            1998     1997
                                                          -------   -------
                                                            (In thousands)

      Land .....................................          $    -    $    -
      Buildings and improvements ...............             300       355
      Machinery and equipment ..................           8,302     6,527
      Projects in progress .....................              21       641
                                                           8,623     7,523
      Accumulated depreciation..................          (5,327)   (4,768)
      Properties and equipment, net ............          $3,296    $2,755


In 1997, the Company wrote-down to market the carrying value of its Methuen, MA headquarters property, which no longer fits in its strategic plans. In 1998, the Company sold this property realizing $158,000 more than its adjusted carrying value. In 1996, properties in Hammond, IN and Windsor, CT were written down to market. The write-down of properties held for sale amounted to $2,712,000 and $830,000 in 1997 and 1996, respectively. The Windsor, CT property was sold in 1997. Also, in 1997, the Company wrote down equipment and recognized a loss of $131,000. Expenditures of $444,000 and $306,000 were incurred towards the implementation of new software technology in 1998 and 1997, respectively.

Machinery and equipment at December 31, 1998 includes assets with an aggregate carrying value of $506,773 (net of accumulated amortization of $59,754) recorded under capital leases. Amortization of assets recorded under capital leases is included in depreciation expense. Future minimum lease payments for assets under capital leases at December 31, 1998 are as follows:

                                                   (In thousands)
                1999..........................           $139
                2000..........................            139
                2001..........................            125
                2002..........................             50
                2003..........................              6
                Total                                    $459
                Amounts representing interest              62
                Present value of minimum lease payments  $397


Note 5 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:


                                                            December 31,
                                                          -----------------
                                                           1998      1997
                                                          -------   -------
                                                            (In thousands)
      Deferred tax assets:
         Accrued liabilities...........................   $ 2,180   $ 2,847
         Allowance for uncollectible accounts..........       198       285
         Assets held for sale..........................       320     1,281
         Book over tax depreciation....................       192       185
            Total deferred tax assets..................     2,890     4,598

      Deferred tax liabilities:
         Goodwill......................................     3,667     3,861
         Contract revenue recognition..................         -         -
         Prepaid expenses and other assets.............       359       626
            Total deferred tax liabilities.............     4,026     4,487

            Net deferred tax (liabilities) assets......   $(1,136)  $   111

Significant components of the provision for income tax expenses (benefit) are as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                                    1998    1997     1996
                                                   ------- -------- -------
                                                       (In thousands)
      Current:
         Federal.................................  $ (927) $   (45) $ 2,269
         State...................................     165      332      367
           Total current taxes...................    (762)     287    2,636
      Deferred:
         Federal.................................     966   (2,221)    (825)
         State...................................     281     (645)      54
           Total deferred tax provision (benefit)   1,247   (2,866)    (771)
      Total income tax provision (benefit)....... $   485  $(2,579) $ 1,865

The reasons for differences between income taxes attributable to continuing operations and the amount computed by applying the federal statutory tax rate (34% is the statutory tax rate for companies that have less than $10 million of taxable income) to income from continuing operations before income taxes are:

                                                   Years Ended December 31,
                                                   ------------------------
                                                      Liability Method
                                                   ------------------------
                                                    1998     1997    1996
                                                   ------- -------- -------
                                                        (In thousands)

         Federal statutory rate................     34.0%   (34.0)%  34.0%
         Add (deduct):
          State income taxes, net of federal tax
           benefit.............................     11.7     (2.7)    7.4
          Goodwill amortization................     19.0      2.3     4.8
          IRS audit contingency................    (14.9)       -       -
          Other................................      2.3      0.3     3.9
                                                    52.1%   (34.1)%  50.1%

Note 6 - Credit Facility

On March 23, 1999, the Company amended its May 4, 1993 revolving credit facility, reducing its available line from $25,000,000 to $6,000,000, and
extending  its  expiration   from  April  30  to  June  30,  1999.  The  amended
revolving credit facility contains debt service coverage, leverage and interest covenants and allows for payment of dividends subject to certain conditions. Amounts outstanding under the facility bear interest of 150 to 225 basis points above the Eurodollar rate (the 90 day Eurodollar rate at December 31, 1998 was 5.13%) and are secured by substantially all of the Company's assets. There were no borrowings outstanding under this facility as of December 31, 1998 and December 31, 1997. As of March 23, 1999, the Company had outstanding $4,725,000 in letters of credit.

Note 7 - Capital Stock

The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock, $0.01 par value, without any further vote or action by the stockholders. As of December 31, 1998 no preferred stock has been issued.

Pursuant to an agreement among the Company, an affiliate of WMI and OHM dated May 4, 1993, the WMI affiliate has the right to demand registration of all or a portion of its shares of the Common Stock of the Company. This agreement is subject to certain conditions and limitations, including limitations as to the frequency of exercise and the WMI affiliate's right to participate in other registrations of the Company.

Note 8 - Stock Option Plan

The Company has a stock option plan (the "1990 Plan") which provides for the granting of options to acquire up to 860,000 shares of the Company's common stock. The options are issuable to directors, officers and key employees at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The stock options granted under the 1990 Plan are exercisable in either cumulative ratable annual installments over a four-year period or altogether three years after the date of grant, and expire ten years thereafter. Shares available for grants of additional stock options, under the 1990 Plan, were 201,750, 48,750, and 151,250 for the years ended December 31, 1998, 1997, and 1996 respectively.

The following tables summarize information about the Company stock options.

                                                          1990 Plan
                                                  -------------------------
                                                   Number     Option Price
                                                     of         Range Per
                                                   Options        Share
                                                  ---------  --------------

      Outstanding at January 1, 1996............    47,250   $4.00 - $8.50
         Granted................................   690,000    2.00 -  2.06
         Canceled...............................  (184,500)   4.00 -  8.50
      Outstanding at December 31, 1996..........   552,750    4.00 -  6.00
         Granted................................   102,500    2.00 -  2.63
      Outstanding at December 31, 1997..........   655,250    2.00 -  6.00
         Canceled...............................  (153,000)   2.00 -  6.00
      Outstanding at December 31, 1998..........   502,250    2.00 -  6.00


                      Number of        Number of
                       Shares           Shares
                    Outstanding at   Exercisable at   Remaining
     Option          December 31,     December 31,   Contractual    Option
   Grant Date            1998            1998          Life       Price Range
   --------------------------------------------------------------------------

   March 1991           2,000            2,000        2.0 years      $6.00
   May 1991            10,000           10,000        2.2 years      $6.00
   November 1991          250              250        2.5 years      $4.00
   May 1993            10,000           10,000        4.2 years      $4.50
   February 1996       57,500           32,500        6.1 years      $2.00
   December 1996      320,000           35,000        6.8 years      $2.06
   February 1997       17,500            4,375        7.1 years      $2.63
   August 1997         30,000            7,500        7.6 years      $2.00
   November 1997       55,000           13,750        7.8 years      $2.38

Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the recognition of, or disclosure of, compensation expenses for grants of stock options or other equity instruments issued to employees based on the fair value at the date of grant. Although SFAS No. 123 requires the presentation of pro forma information to reflect the fair value method of accounting for employee stock option grants, such information has not been presented because the pro forma effects are not material. The initial impact on pro forma net income may not be representative of compensation expense in future periods when the effect of amortization of multiple awards would be reflected in the pro forma calculation. The fair value of these options was estimated at the date of the grant using the "Black-Scholes" method prescribed by SFAS No. 123. The following weighted-average assumptions were used to determine the fair value: market price of the Company's common stock of $1.00, a risk-free rate of 5% and 6%, an expected dividend yield of 6% and a weighted-average expected life of the option of 5 years.

Note 9 - Transactions with Affiliates

In April 1995, the Company entered into an Interim Management Agreement and Operating Agreement (the "Agreement") with an affiliate of WMI under which the Company, through ODMI, assumed the management of ODC, an affiliate of WMI specializing in demolition and dismantling, primarily in the industrial market.  The  term  of the  Operating  Agreement  extends  through  April  2005, although the occurrence of certain conditions or events could trigger early termination. Pursuant to the provisions of the Operating Agreement, an affiliate of WMI provided the Company with a non-interest bearing working capital loan, payable upon termination of the Operating Agreement, with a possible maximum of $4,520,000 by transferring to the Company current assets of $3,062,000 and current liabilities of $1,491,000. In 1996, the WMI affiliate paid an additional $2,949,000 to the Company, raising the outstanding balance of the working capital loan to $4,520,000. The results of operations of ODMI are consolidated with the Company's results of operations. ODMI is required to share with the WMI affiliate any operating profits or operating losses in exchange for the right to operate ODC. For the year ended December 31, 1998, the amount due from the WMI affiliate was $338,000, compared to $887,000 for the same period in 1997. In 1996, $700,000 was due to the WMI affiliate.

The Company  has,  from time to time,  provided  asbestos-abatement  and related
services  to  OHM  and  its   affiliates  on  a  subcontract   basis.   Revenues
recognized from these affiliates for such services were $237,000 and $40,000 for 1997, and 1996, respectively. Also, in 1996 OHM provided removal and cleaning services of waste material to the Company on a subcontract basis. The cost for such services was $121,000.

In addition, the Company has, from time to time, provided asbestos-abatement and related services to WMI and certain of its affiliates on a subcontract basis. Revenues recognized for such services were $22,000, $7,000, and $84,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Also, WMI and certain of its affiliates provided scaffolding, disposal, demolition and other related services to the Company on a subcontract basis. The cost for such services was $770,000 and $1,503,000 for the years ended December 31, 1997 and 1996, respectively. A WMI affiliate rented demolition equipment to the Company for which it was charged $302,000, $418,000 and $527,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Note 10 - Employee Benefit Plans

Effective October 1, 1992, the Company adopted the NSC Corporation Retirement Savings Plan (the "Plan"). The Plan allows employees with one year and 1,000 hours of service, from their date of hire, to make contributions, up to a certain limit, to a trust on a tax-deferred basis under section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make profit-sharing contributions to the Plan out of its profits for the plan years. The Company made matching contributions of $81,000, $97,000 and $105,000 for 1998, 1997, and 1996, respectively.

The Company's subsidiary, NSCI, has certain union employees, which are covered by union-sponsored, collectively-bargained, multi-employer retirement plans. Contributions to the plans were $1,113,000, $1,983,000, and $1,828,000 for 1998, 1997, and 1996, respectively.

Note 11 - Litigation, Commitments and Contingencies

The nature and scope of the Company's business bring it into regular contact with the general public and a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business.

The Company effectively self-insures its auto, commercial general liability and workers' compensation risks up to $150,000, $100,000 and $250,000 per occurrence, respectively. For claims that may exceed the self-insured amounts, the Company has obtained commercial/excess umbrella and excess workers' compensation stop loss coverage on a fully-insured basis. Factors affecting the ultimate resolution of these claims against the Company, particularly those claims related to personal injuries, are to some degree outside the control of the Company and include, among other items, determination of the extent of an injury or disability, the amount of ongoing medical expenses that are necessary to treat the injury or disability, and the uncertainty associated with damages that may be awarded in the event of a jury trial.

In connection with the claims described in the preceding paragraphs, the Company has an accrual balance of $5,013,000 and $6,403,000 at December 31, 1998 and 1997, respectively, which represents its estimate of loss associated with the resolution of these claims. However, the ultimate outcome of these claims cannot presently be determined.

The Company occupies office and warehouse space and utilizes equipment in various locations under operating leases, the last of which expires in 2003. Rental expense under operating leases for properties and equipment amounted to $1,039,000, $952,000, and $956,000 for 1998, 1997 and 1996, respectively. The lease agreements generally contain renewal provisions and escalation clauses. Future minimum lease payments under non-cancelable operating leases as of December 31, 1998 are: 1999, $855,000; 2000, $643,000; 2001, $294,000; 2002,
$165,000; and 2003 $39,000.

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 1998, and 1997, respectively are as follows:


                                             1998                1997
                                       Carrying   Fair      Carrying   Fair
                                        Amount    Value      Value     Value
                                       ---------------------------------------
                                                   (In thousands)

   Cash and cash equivalents.......... $ 3,634  $ 3,634     $  8,781  $  8,781
   Accounts receivable................  22,146   22,146       20,590    20,590
   Accounts payable...................  (2,471)  (2,471)      (4,942)   (4,942)
   Long-term debt.....................  (4,520)  (2,815)      (4,520)   (2,631)

Note 13- Industry Segment Data

The Company operates in two principal industries - asbestos-abatement services and demolition and dismantling services. The Company's asbestos-abatement divisions provide asbestos and lead removal, insulation, restoration and indoor air quality primarily to private sector clients at commercial and industrial properties, while the Company's demolition and dismantling division provides industrial dismantling and commercial demolition for public and private sector customers. Intersegment sales are generally priced on a basis comparable to sales to unaffiliated companies.
                                               For the Years Ended December 31,
                                                  1998       1997       1996
                                                -------    -------    --------
                                                        (In thousands)
   Revenue
      Asbestos-Abatement....................... $87,514   $ 98,801    $105,381
      Intersegment - Demolition and Dismantling   1,210      1,943       2,241
      Demolition and Dismantling...............  10,522     15,183      21,251
      Intersegment - Asbestos-Abatement........     465         28         170
           Total revenue....................... $99,711   $115,955    $129,043

   Operating profit
      Asbestos-Abatement....................... $ 5,704   $    370    $  6,625
      Demolition and Dismantling...............    (338)    (1,638)      1,101
           Total operating profit (loss).......   5,366     (1,268)      7,726
   Corporate expenses..........................  (4,641)    (6,494)     (4,195)
   Interest expense............................     (51)       (23)       (112)
   Other.......................................     257        212         307
           Income (loss) before income taxes... $   931   $ (7,573)   $  3,726

   Depreciation
      Asbestos-Abatement....................... $   523   $  1,016    $  1,407
      Demolition and Dismantling...............     221        186          63
      Corporate................................     214         82         246
           Total depreciation.................. $   958   $  1,284    $  1,716

   Amortization
      Asbestos-Abatement....................... $ 1,100   $  1,100   $   1,097
      Demolition and Dismantling...............       -          -           -
      Corporate................................       -          -           -
           Total amortization.................. $ 1,100   $  1,100    $  1,097

                                                          December 31,
                                                 ------------------------------
                                                   1998       1997      1996
                                                 -------    --------   -------
                                                          (In thousands)

   Identifiable assets
      Asbestos-Abatement....................... $56,733   $ 54,147    $ 66,919
      Demolition and Dismantling...............   4,895      5,676       8,681
                                                 61,628     59,823      75,600
      Corporate assets.........................  10,572     14,666       9,960
           Total assets........................ $72,200   $ 74,489    $ 85,560

   Capital expenditures
      Asbestos-Abatement....................... $ 1,280   $    456    $    394
      Demolition and Dismantling...............      22        358         699
      Corporate................................     251        115         931
           Total capital expenditures.......... $ 1,553   $    929    $  2,024

Note 14 - Quarterly Financial Data (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 1998 and 1997:

   1998                                  First     Second     Third    Fourth
                                        Quarter    Quarter   Quarter   Quarter
                                         (In thousands, except per-share data)

   Revenue............................. $ 20,808   $ 25,252  $ 28,017  $ 25,634
   Gross profit........................    3,891      3,970     4,262     3,755
   Net income (loss)...................       23        379       272      (228)

   Basic and diluted earnings per share $      -   $   0.04  $   0.03  $  (0.02)


   1997                                  First    Second      Third    Fourth
                                        Quarter   Quarter    Quarter   Quarter
                                         (In thousands, except per-share data)

   Revenue............................. $ 29,815   $ 31,082  $ 30,643  $ 24,415
   Gross profit........................    4,991      3,843       487     1,706
   Net income (loss)...................      459          1    (2,119)   (3,335)

   Basic and diluted earnings per share $   0.05   $      -  $  (0.21) $  (0.34)




The Company's results of operations for the fourth quarter of 1997 reflect additional provisions for workers' compensation losses and the write-down to market of the carrying value of its Methuen, MA property, as well as the write down of certain equipment. The write-down of the properties amounted to $2,843,000 in the fourth quarter of 1997. A $158,000 adjustment of the Methuen property impairment was recorded in the second quarter of 1998. See
Note 4 "Properties and Equipment". The loss in the fourth quarter of 1998 is attributable to losses on certain asbestos-abatement projects.

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
NSC Corporation

We have audited the accompanying consolidated balance sheets of NSC Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NSC Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








Boston, Massachusetts
February 12, 1999,
except for Note 6,
as to which the date is
March 23, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The directors of the Company are set forth below:

                                         Positions and Other
     Name              Age          Relationships with the Company
                                        and Business Experience

Eugene L. Barnett      70    Director.  Mr.  Barnett  is  retired  and was Vice
                             President   of  Pittway   Corp.,   a   diversified
                             conglomerate,   from   1976   to   1992.   He  was
                             formerly  Chairman and Chief Executive  Officer of
                             Brand  from  1976  through   February   1991.  Mr.
                             Barnett is a Director  of Aptar  Group,  Inc.  and
                             Pittway Corp.

Herbert A. Getz        43    Director.  Mr.  Getz  is a  private  investor  and
                             was  formerly  Senior Vice  President  and General
                             Counsel  of  WMI  from  May  1995  to  July  1998.
                             Prior  to this  position,  he was  Vice  President
                             and General  Counsel of WMI since  August 1992 and
                             Secretary  of WMI since  January  1988.  Mr.  Getz
                             also  served  as  the  Vice   President,   General
                             Counsel    and    Secretary    of     Wheelabrator
                             Technologies,  Inc.  from  November  1990  to  May
                             1993.

William P. Hulligan     55   Director.  Mr.  Hulligan  served as Vice President
                             of WMI from  February  1997  until his  retirement
                             in  November  1997 and now serves as a  consultant
                             to   WMI.   Prior   to  this   position,   he  was
                             Executive  Vice  President  of Waste  Management -
                             North  America  from  January  1996,  President of
                             Waste  Management  - Midwest  from  March 1993 and
                             President   of  Waste   Management   -  East  from
                             September 1992.

William M. R. Mapel     67   Director.  Mr.  Mapel is a  private  investor  and
                             was   formerly   a  Senior   Vice   President   of
                             Citibank,  N.A.  from  1969 to 1988,  where he was
                             employed  for more than 30 years.  Mr.  Mapel is a
                             Director   of    Brundage,    Churchill    Capital
                             Partners,    Galey   &   Lord,   Atlantic   Salmon
                             Federation,    Quebec-Labrador    Foundation   and
                             USLIFE Income Fund, Inc.

Darryl G. Schimeck     38    Director.  Mr.   Schimeck   has   been   Chairman,
                             President  and Chief  Executive  Officer since May
                             4,   1998  and  has  been   President   and  Chief
                             Operating  Officer of the Company  since  December
                             5,  1996.   Mr.   Schimeck   has  also  served  as
                             President of NSCI since July 10, 1995.

Directors' Fees

Directors of the Company who are not employees of the Company or WMI or their affiliates receive $22,000 per annum.

Item 11.  Executive Compensation

The following table shows, for the fiscal years ended December 31, 1998, 1997 and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company, including the Chief Executive Officer of the Company, in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE



                                                        Long-term
                                                       Compensation
                                                        Securities    All Other
     Name and                   Annual Compensation     Underlying  Compensation
Principal Position(s)    Year  Salary ($) Bonus($)(1)   Options (#)   ($)  (4)

Victor J. Barnhart       1998   258,858          -            -         34,784
 Former Chairman of      1997   248,093          -            -          9,526
 the Board and Chief     1996         -          -      250,000 (2)          -
 Executive Officer

Darryl G. Schimeck       1998   204,144     15,000            -              -
 Chairman of the Board,  1997   180,003     15,000            -              -
 President and Chief     1996   137,954     79,519      100,000 (3)     20,340
 Executive Officer

Efstathios A. Kouninis   1998   127,669     22,500            -              -
 Vice President of       1997    99,429     37,163       57,500 (3)          -
 Finance, Corporate      1996    87,464     45,000       12,500 (3)          -
 Controller, Treasurer
 and Secretary



(1) Messrs. Schimeck and Kouninis received incentive payments for continued employment, per the terms of their respective employment agreements, of $15,000 and $7,500, respectively, for 1998 and 1997, and $20,000 and
     $15,000, respectively, for 1996. Mr. Schimeck received the full 1996 bonus and half of the 1995 bonus amounts deferred for 1996, including one year interest on this deferred amount, in 1997.

(2) The options granted to Mr. Barnhart vest after December 5, 1999 and are exercisable at the fair market value of the underlying securities at the date of the grant.

(3) The options granted to Messrs. Schimeck and Kouninis vest proportionately over a four year period and are exercisable at the fair market value of the underlying securities at the date of the grant.

(4) "All Other Compensation" includes $20,340 for the tax gross-up associated with relocation expenses of $44,451 reimbursed to Mr. Schimeck in 1995 and $25,000 of relocation expenses paid to Mr. Barnhart in 1998 according to his separation agreement. The remaining amounts in "All Other Compensation" represent vehicle allowances.

The  following  table  sets  forth   information   with  respect  to  the  named
executives concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                Value Realized    Number of Securities     Value of Unexercised
                     Shares    (Market Price at  Underlying Unexercised        in the Money
                  Acquired on   Exercise Less     Options at FY-End($)     Optons at FY-End (#)
                  Exercise (#) Exercise Price) Exercisable Unexercisable Exercisable Unexercisable

Victor J. Barnhart         -               -            -       250,000   $      -     $       -

Darryl G. Schimeck         -               -       57,500        42,500          -             -

Efstathios A. Kouninis     -               -       33,750        36,250          -             -


Stock Options Granted in Last Fiscal Year

No stock options granted by the Company to the named executive officers during 1998.

Employment Agreements

The Company entered into Employment Security Agreements with each of Messrs. Schimeck and Kouninis dated October 2, 1996, as amended on November 5, 1998. These agreements provide the Company with the benefit of certain non-competition provisions, and assure Messrs. Schimeck and Kouninis that each of their base salaries as of the date of execution of the agreements will not be reduced below that level during the period ending on December 31, 1999. The agreements also provide that Messrs. Schimeck and Kouninis will receive supplemental incentive payments for continued employment through 1997 and 1998 which, for Mr. Schimeck, will be the greater of 35% of his actual earned incentive payment under applicable incentive plans or $15,000 and, for Mr. Kouninis, a lump sum of $7,500. If the executive is terminated without cause, he is entitled to the greater of the amount of the base salary remaining to be paid before December 31, 1999, or one year of base salary.

The Company entered into an Employment Agreement with Mr. Barnhart dated March 12, 1997, under which the Company agreed to employ Mr. Barnhart as CEO and Chairman of the Board until December 31, 1999. On May 4, 1998, Mr. Barnhart resigned from the Company. In connection with his resignation, Mr. Barnhart and the Company entered into a Separation Agreement, dated May 6, 1998. Under this agreement, the Company receives the benefit of certain non-competition covenants and consulting services from Mr. Barnhart. The agreement provides Mr. Barnhart with his base salary and certain insurance benefits until December 31, 1999 unless there is a change in control of the Company, such as the Merger. In that case, Mr. Barnhart is entitled to the present value of his remaining base salary. The agreement also provides Mr. Barnhart with a $25,000 reimbursement for relocation expenses and the Company's agreement to continue stock options previously granted to Mr. Barnhart until December 31, 1999.

Compensation Committee Interlocks and Insider Participation

Messrs. Getz, Blackwell and Mapel were members of the Compensation Committee of the Board of Directors during 1998, none of whom are officers or former officers of the Company.

Board Compensation Committee Report *

The primary function of the Compensation Committee is to review and approve salaries and other benefits for executive officers of the Company and to make recommendations to the Board of Directors with respect to the adoption of employee benefit programs. The Compensation Committee is currently composed of two directors, Messrs. Getz and Mapel, who are not executive officers of the Company. Mr. Getz, however, was an executive officer of WMI, which currently, through ownership of Rust, is the owner of approximately 54% of the issued and outstanding Common Stock of the Company. Set forth below is a report of Messrs. Getz and Mapel in their capacity as the Board's Compensation Committee addressing the Company's compensation policies for 1998 as they affected the executive officers who, for 1998, were the Company's most highly paid executive officers.

Compensation Policies Towards Executive Officers. The majority of the compensation received by the executive officers of the Company, as reflected in the compensation table, consisted of a base salary, and an incentive payment for 1998 as determined under the 1994 Management Incentive Compensation Plan (the "Incentive Plan").

The base salaries of the executive officers were generally set at levels recommended by the Chairman and Chief Executive Officer of the Company and approved by the Compensation Committee. Each of the executive officers had the opportunity to earn incentive payments under the Incentive Plan based on the achievement of certain performance goals determined by the Compensation Committee in conjunction with the Company's annual business plan. The amount of incentive payment is targeted at a percentage of each executive's base salary and can be increased or decreased depending on whether the operating cash flow and operating income of the Company meet, exceed or fall below the targeted operating cash flow and operating income set by the Compensation Committee. In addition, the Compensation Committee, from time to time, grants stock options to executive officers under the Company's 1990 Stock Option Plan to reward past performance and encourage future performance.

Mr. Barnhart. Mr. Barnhart became Chairman and Chief Executive Officer on December 5, 1996. The Company entered into an Employment Agreement dated March 12, 1997 with Mr. Barnhart, and the Employment Agreement set his base salary of $250,000 per year with the intention that future increases would be tied to both the future performance of the Company and to his personal performance as assessed by the Compensation Committee. In addition, in connection with Mr. Barnhart's Employment Agreement, he was granted options for 250,000 shares of the Company's common stock, which vest in full at the expiration of the Employment Agreement on December 31, 1999. On May 4, 1998, Mr. Barnhart resigned his position as Chairman and Chief Executive Officer of the Company.

Mr. Schimeck. On May 4, 1998, upon Mr. Barnhart's resignation, Mr. Schimeck was appointed Chairman and Chief Executive Officer of the Company. The Compensation Committee considered Mr. Schimeck's importance and substantial past contributions to the Company and the additional responsibilities he would assume as Chairman and Chief Executive Officer. Following discussions, the Compensation Committee resolved to increase Mr. Schimeck's base salary to $210,000, his incentive compensation target to 50% from 40% of his base salary, and to ratify and confirm Mr. Schimeck's Employment Agreement (discussed further below) incorporating his new base salary in any calculation of a severance payment following a termination without cause.

Messrs. Schimeck and Kouninis. In an effort to retain the services of key employees, the Company entered into Employment Security Agreements with Messrs. Schimeck and Kouninis dated October 2, 1996, as amended on November 5, 1998, which included execution bonuses of $20,000 and $15,000, respectively, and provided for certain supplemental incentive payments.

Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits a publicly held corporation, such as the Company, from claiming a deduction on its federal income tax return for compensation in excess of $1,000,000 paid for a given fiscal year to certain executives. The Compensation Committee does not believe it is likely that the deductibility of compensation paid by the Company will be limited by the operation of Section 162(m).

                                                           HERBERT A. GETZ
                                                           WILLIAM R. MAPEL


* Note: This report is not incorporated by reference in any prior or future Commission filing, directly or by reference to the incorporation of the proxy statements of the Company, unless such filing specifically incorporates this report.

Performance Graph *


Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock against the cumulative total return for S&P Composite-500 Stock Index and a peer group of companies selected by the Company consisting of companies in which significant amounts of revenues are derived from the asbestos-abatement business (the "Peer Group") for the period of five years commencing December 31, 1993 and ending December 31, 1998. The Peer Group includes American ECO Group, Inc., Foster Wheeler Corporation, PDG Environmental, Inc., Philip Environmental, Inc.
("Philips"), which went public February 1993, and Sevenson Environmental Services, Inc. ("Sevenson"). Allwaste, Inc. ("Allwaste"), which was included in the Peer Group for the Performance Graph contained in the Proxy Statement for the Company's 1997 Annual Meeting, was excluded from the following Performance Graph as a result of its purchase by Philips. Sevenson was added to the Peer Group to replace Allwaste.

               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN ON
                      COMMON STOCK, S&P 500 AND PEER GROUP

              (Market Value of $100 Invested on December 31, 1993)

[typeset representation of line chart]

                12/31/93  12/31/94  12/31/95  12/31/96  12/31/97  12/31/98

NSC Corporation   100.00     52.20     42.68     56.10     67.07     39.84
S&P 500           100.00    111.56    152.47    186.46    244.28    281.19
Peer Group        100.00     85.45     95.83    140.76    248.96     89.64




* Note: This report is not incorporated by reference in any prior or future Commission filing, directly or by reference to the incorporation of the proxy statements of the Company, unless such filing specifically incorporates this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management Security Ownership of the Company

The following table sets forth certain information as of March 19, 1999, except as otherwise indicated, with respect to the beneficial ownership of the Company's common stock (i) by holders of 5% or greater, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in this table. Except as otherwise indicated in the notes to the table, each stockholder included in the table has sole voting investment power with respect to the shares shown to be beneficially owned.

                                           Amount and
           Name of                         Nature of
           Beneficial                      Beneficial          Percentage
           Owner (1)                      Ownership (2)         of Class

        Waste Management, Inc.              5,380,670              54.0%
        3003 Butterfield Road
        Oakbrook, IL 60521

        Franklin Resources, Inc. (1)          800,000               8.0%
        One Parker Plaza, 16th Floor
        Fort Lee, New Jersey 07024

        Kennedy Capital Management, Inc. (2)  621,645               6.2%
        10829 Olive Boulevard
        St. Louis, Missouri 63141

        FMR Corp. (3)                         550,400               5.5%
        82 Devonshire Street
        Boston, MA 02109-3614

        Dimensional Fund Advisors, Inc. (4)   518,300               5.2%
        1299 Ocean Avenue, 11th Floor
        Santa Monica, CA 90401

        Eugene L. Barnett (5)                  10,000                 *

        Herbert A. Getz                           500                 *

        William P. Hulligan                         -                 -

        William M. R. Mapel (5)                11,000                 *

        Darryl G. Schimeck (5)                 59,500                 *

        Efstathios A. Kouninis (5)             33,750                 *

        All directors and executive officers
         as a group (7 persons) (5)           114,750                 *


*   Less than 1%

(1) According to Schedule 13G, dated January 29, 1999, Franklin Resources, Inc. ("FRI"), a registered investment advisor, is deemed to have beneficial ownership of 800,000 shares of the Company's common stock, all of which shares are held in open or closed-end investment companies or other managed accounts which are advised by direct or indirect investment subsidiaries of FRI. FRI disclaims beneficial ownership of all such shares.

(2) According  to  Schedule  13G,  dated  February  5, 1999,   Kennedy   Capital
    Management, Inc., a registered investment advisor, is deemed to have beneficial ownership of 621,645 shares of Common Stock.

(3) According to Amendment No. 1 to Schedule 13G, dated February 14, 1998, FMR Corp. has sole or shared voting power as to none of such shares of Common Stock and sole investment power as to 550,400 shares of Common Stock.

(4) According to Schedule 13G, dated February 6, 1998, Dimensional Fund Advisors, Inc. ("Dimensional") has sole voting power with respect to 351,900 shares of Common Stock and sole investment power with respect to 518,300 shares of Common Stock. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 418,300 shares of Common Stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment advisor. Dimensional disclaims beneficial ownership of all such shares.

(5) Assumes the exercise of options, presently exercisable or exercisable within 60 days, to purchase up to 10,000, 10,000, 57,500 and 33,750 shares of Common Stock by Messrs. Barnett, Mapel, Schimeck and Kouninis, respectively granted pursuant to the Company's 1990 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions

Other

The Company has, from time to time, provided asbestos-abatement and related services to WMI and its affiliates on a subcontract basis. Revenues earned from these affiliates for such services were $22,000 for the year ended December 31, 1998. An affiliate of WMI also rented demolition equipment to the Company for which it was charged $302,000 for the year ended December 31, 1998.

In connection with the Merger, WMI has entered into a voting agreement pursuant to which it has agreed, subject to the terms set forth therein, to cause its affiliates to vote their shares of Common Stock in favor of the Merger Agreement. Since these shares represent approximately 54% of the outstanding shares of Common Stock, the Merger Agreement will be approved and adopted without any action by any other stockholder of the Company so long as the voting agreement remains in effect.

The Merger Agreement also contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliates to exchange the Exchanged Shares for an interest bearing subordinated promissory note issued by the Company in the principal amount of $1,115,990, representing $1.12 per share times the number of Exchanged Shares. All remaining shares of Common Stock owned by WMI and its affiliates will be converted in the Merger into the right to receive $1.12 per share in cash. In addition, the Merger Agreement contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliate, ODC, to sell certain machinery and equipment to ODMI. In consideration for such assets, all of the Company's existing non-interest bearing indebtedness (currently approximately $4.5 million) owed to an affiliate of WMI, will be converted into an interest bearing subordinated promissory note issued by the Company in the principal amount of $2.4 million.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 are included at the pages indicated below:

                                                                            Page

      Consolidated Balance Sheets                                             19
      -As of December 31, 1998 and 1997

      Consolidated Statements of Operations                                   20
      -For the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Changes in Stockholders' Equity              21
      -For the Years Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows                                   22
      -For the Years Ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements                              23

(a)(2) The following consolidated financial statement schedule is included herein at the page indicated below:


                                                                            Page

      Schedule II
      Valuation and Qualifying Accounts                                       46
      -For the Years Ended December 31, 1998, 1997 and 1996

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

4(a) Agreement and Plan of Merger, dated as of February 12, 1999 by and among NSC Holdings, Inc., NSC Acquisition, Inc., NSC Corporation and Waste Management, Inc. [incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated February 17, 1999].

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

* 10(c) Indemnification Agreement, dated as of May 1, 1990 by and between the Registrant and William M. R. Mapel [incorporated by reference t
         Exhibit 10(I) of the Registrant's Form S-1, Registration Statement No. 33-34702].

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

10(j) Fifth Amendment to Revolving Credit Agreement, dated as of March 23, 1999 by and among NSC Corporation, its Subsidiaries named therein, and BankBoston, formerly known as The First National Bank of Boston and Fleet National Bank.

10(k) Registration Rights Agreement, dated as of May 4, 1993 by and between NSC Corporation, OHM Corporation and The Brand Companies, Inc., as succeeded by Rust International Inc. [incorporated by reference to
         Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993].

10(l) Olshan Interim Management and Operating Agreements dated January 1, 1995 and April 20, 1995 [incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1995].

* 10(m)  NSC   Corporation's   1994   Management  Incentive  Compensation   Plan
         [incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994].

* 10(n) Employment Agreement, dated March 12, 1997 by and between Victor J. Barnhart and NSC Corporation [incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

* 10(o) Separation Agreement, dated May 6, 1998 by and between Victor J. Barnhart and NSC Corporation.

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

* 10(p) Employment Security Agreement, dated October 2, 1996 by and between Darryl G. Schimeck and NSC Corporation [incorporated by reference to
         Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996].

* 10(q) Amendment of Employment Security Agreement, dated November 5, 1998 by and between Darryl G. Schimeck and NSC Corporation.

* 10(r) Employment Security Agreement, dated October 2, 1996 by and between Efstathios A. Kouninis and NSC Corporation [incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997].

* 10(s) Amendment of Employment Security Agreement, dated June 3, 1998 by and between Efstathios A. Kouninis and NSC Corporation.

* 10(t) Amendment of Employment Security Agreement, dated November 5, 1998 by and between Efstathios A. Kouninis and NSC Corporation.

21       Subsidiaries of the Registrant.

23       Consent of Independent Auditors.

24       Powers of Attorney of certain directors of the Registrant.

27       Financial Data Schedule, Article 5


(b) The Company filed no report on Form 8-K during the three month period ended December 31, 1998.


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


March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                         Date

*   DARRYL G. SCHIMECK                                            March 29, 1999
    Darryl G. Schimeck - Chairman, President and Chief
     Executive Officer (Principal Executive Officer)


/s/ EFSTATHIOS A. KOUNINIS                                        March 29, 1999
    Efstathios A. Kouninis, Vice President of Finance,
    Corporate Controller, Treasurer and Secretary
    (Principal Financial and Accounting Officer)


*   EUGENE L. BARNETT                                             March 29, 1999
    Eugene L. Barnett - Director


*   HERBERT A. GETZ                                               March 29, 1999
    Herbert A. Getz - Director


*   WILLIAM P. HULLIGAN                                           March 29, 1999
    William P. Hulligan - Director


*   WILLIAM M. R. MAPEL                                           March 29, 1999
    William M. R. Mapel - Director


* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously herewith filed with the Securities and Exchange Commission.



/s/   EFSTATHIOS A. KOUNINIS                                      March 29, 1999
      Efstathios A. Kouninis - Attorney-in-Fact

NSC CORPORATION
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


--------------------------------------------------------------------------------
Column A                      Column B    Column C    Column D      Column E

--------------------------------------------------------------------------------

                             Balance at Charged to
                             Beginning  Costs and    Deductions    Balance at
           Description       of Period  Expenses(2)  Describe (1) End of Period

--------------------------------------------------------------------------------

Year Ended December 31, 1998
 Deducted from assets accounts:
  Allowance for uncollectible
   accounts                    $  711     $  334       $  551        $  494
  Reserve for contract revenue
   adjustments                    363        283          614            32

--------------------------------------------------------------------------------

Year Ended December 31, 1997
 Deducted from assets accounts:
  Allowance for uncollectible
   accounts                    $  557     $  253       $   99        $  711
  Reserve for contract revenue
   adjustments                    152        311          100           363

--------------------------------------------------------------------------------

Year Ended December 31, 1996
 Deducted from assets accounts:
  Allowance for uncollectible
   accounts                    $  549      $  67        $  59         $ 557
  Reserve for contract revenue
   adjustments                    442        111          401           152
--------------------------------------------------------------------------------


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

                              WASHINGTON, DC 20549


                               __________________



                                   FORM 10-K

                    ANNUAL REPORT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               December 31, 1998



                              ____________________


                                NSC CORPORATION
             (Exact name of registrant as specified in its charter)





                             _____________________

                                    Exhibits

                             _____________________

                                 EXHIBIT INDEX

The following Exhibits are included in this Annual Report on Form 10-K:

Exhibit     Exhibit                                                      Exhibit
Number      Description                                                    Page

10(j)    Fifth Amendment to Revolving Credit Agreement, dated as             49
         of March 29, 1999 by and among NSC Corporation, its Subsidiaries named therein, and BankBoston, formerly known as The First National Bank of Boston and Fleet National Bank.

* 10(o)  Separation Agreement, dated May 6, 1998 by and between Victor       53
         J. Barnhart and NSC Corporation.

* 10(q)  Amendment of Employment Security Agreement, dated November 5,       55
         1998 by and between Darryl G. Schimeck and NSC Corporation.

* 10(s)  Amendment of Employment Security Agreement, dated June 3,           57
         1998 by and between Efstathios A. Kouninis and NSC Corporation.

* 10(t)  Amendment of Employment Security Agreement, dated November 5,       59
         1998 by and between Efstathios A. Kouninis and NSC Corporation.

21       Subsidiaries of the Registrant.                                     61

23       Consent of  Independent Auditors.                                   62

24       Powers of Attorney of certain directors of the Registrant.          63

27       Financial Data Schedule, Article 5                                  64



* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                               FIFTH AMENDMENT TO
                           REVOLVING CREDIT AGREEMENT


      THIS  FIFTH   AMENDMENT  TO  REVOLVING   CREDIT   AGREEMENT  (this  "Fifth
Amendment") is made and entered into as of the __ day of March, 1999, by and among NSC CORPORATION, a Delaware corporation (the "Parent"), its Subsidiaries listed on the signature pages hereto (the "Subsidiaries," the Parent and such Subsidiaries collectively referred to herein as the "Borrowers" and individually as a "Borrower"), each of which Borrowers having its principal place of business at 49 Danton Drive, Methuen, Massachusetts 01844, BANKBOSTON, N.A. ("BKB", formerly known as The First National Bank of Boston), a national banking association having its principal place of business at 100 Federal Street, Boston, Massachusetts 02110, FLEET NATIONAL BANK ("Fleet", formerly known as Fleet Bank of Massachusetts, N.A., and together with BKB, the "Banks"), a national banking association with its principal place of business at One Federal Street, Boston, Massachusetts 02111, and BKB, as Agent for the Banks (the "Agent").

      WHEREAS, the Borrowers, the Banks and the Agent entered into a Revolving Credit Agreement dated as of May 4, 1993 and amended as of December 2, 1993, May 1, 1996, May 9, 1997 and December 22, 1997 (the "Credit Agreement") pursuant to which the Banks extended credit to the Borrowers on the terms and conditions set forth therein;

      WHEREAS, the Banks, the Borrowers, and the Agent have agreed to amend the Credit Agreement as hereinafter set forth;

      NOW, THEREFORE, for good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

I.    AMENDMENT TO THE CREDIT AGREEMENT

      A. Amendments to 1.1 of the Credit Agreement. Section 1.1 of the Credit Agreement is hereby amended by deleting the following definitions in their entirety and substituting the following in place thereof:

      "Maturity Date.  June 30, 1999."

      "Total Commitment. $6,000,000, as such amount may be reduced pursuant to 2.1 or 2.2 hereof."

      B.    Amendment  to  9.4  of the  Credit  Agreement.   Section  9.4 of the
Credit Agreement is hereby amended by deleting such Section in its entirety restating it as follows:

      "9.4. Profitable Operations. The Borrowers will not permit Consolidated Net Income to be less than $0 for any fiscal quarter."

II.   PROVISIONS RELATING TO THIS FIFTH AMENDMENT

      A.    Definitions.   Capitalized  terms  used  herein  without  definition
have the meanings ascribed to them in the Credit Agreement.

      B.    Ratification, etc.

      Except as expressly amended or waived hereby, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect. This Fifth Amendment and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall refer to the Credit Agreement as amended by this Fifth Amendment.

      C.    GOVERNING LAW.

      THIS FIFTH AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS AND SHALL TAKE EFFECT AS A SEALED INSTRUMENT IN ACCORDANCE WITH SUCH LAWS.

      D. Counterparts. This Fifth Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument. Complete sets of counterparts shall be lodged with the Banks.

      E. Effectiveness. This Fifth Amendment shall become effective upon the satisfaction of each of the following:

            (i) This Fifth Amendment shall have been executed and delivered by the respective parties hereto; and

            (ii) The Agent shall have received an amendment fee of $25,000 to be shared pro rata among the Banks in accordance with their respective Commitment Percentages.

      F. Entire Agreement. THE CREDIT AGREEMENT AND THE SECURITY DOCUMENTS AS AMENDED BY THIS FIFTH AMENDMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

      IN WITNESS WHEREOF, the undersigned have duly executed this Fifth Amendment under seal as of the date first set forth above.

                                    THE BORROWERS:

                                    NSC CORPORATION


                                    By: /s/  EFSTATHIOS A. KOUNINIS
                                    Title:  Vice President of Finance

                                    NATIONAL SERVICE CLEANING CORP.


                                    By: /s/  EFSTATHIOS A. KOUNINIS
                                    Title:  Vice President of Finance


                                    NATIONAL SURFACE CLEANING
                                    CORP.


                                    By: /s/  JOANNA DUNN
                                    Title:  Assistant  Secretary  &  Assistant
                                    Treasurer

                                    OLSHAN DEMOLISHING
                                    MANAGEMENT, INC.


                                    By: /s/  EFSTATHIOS A. KOUNINIS
                                    Title:  Vice President of Finance

                                    NSC ENERGY SERVICES, INC.


                                    By: /s/  EFSTATHIOS A. KOUNINIS
                                    Title:  Vice President of Finance






                                    THE BANKS:

                                    BANKBOSTON, N.A.
                                    (formerly known as The First National Bank of Boston)


                                    By: /s/  ARTHUR J. OBERHEIM
                                    Title:  Vice President

                                    FLEET NATIONAL BANK


                                    By: /s/  THOMAS F. BRENNAN
                                    Title:  Vice President

                              SEPARATION AGREEMENT


      Agreement made this 6th of May, 1998, by and between NSC CORPORATION, a corporation duly organized and existing under the laws of the State of
Delaware, with a principal place of business at 49 Danton Drive, Methuen, Massachusetts 01844 (hereinafter referred to as "NSC") and VICTOR J. BARNHART, an individual residing at 10 Tartan Lakes, Westmont, Illinois 60559 (hereinafter referred to as "Executive").

      WHEREAS, NSC and Executive entered into and executed that certain Employment Agreement dated March 12, 1997, effective as of January 1, 1997 (the "Employment Agreement") for a term commencing on January 1, 1997 and ending on December 31, 1999 (the "Term of Employment") whereby NSC employed Executive as Chairman and Chief Executive Officer; and

      WHEREAS, NSC and Executive have mutually agreed that it is in their respective interest to terminate the Employment Agreement and Executive's employment thereunder upon the terms and conditions set forth herein; and

      WHEREAS, NSC desires to acknowledge Executive's service and contribution to NSC;

      NOW, THEREFORE, in consideration of the mutual covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Severance Benefits. As severance benefits, NSC shall pay to Executive the Base Salary as provided for in Section 1.3(a) of the Employment Agreement and provide to Executive all of the benefits provided for in Sections 1.3(b) and 1.3(c), and the health, life, and disability insurance benefits provided for in Section 1.3(d), all for the remainder of the Term of Employment. Any payment of such Base Salary and provisions of such benefits shall be in accordance with and payable in the same manner as provided for in the relevant sections of the Employment Agreement. Upon the expiration of the Term of Employment on December 31, 1999, NSC shall have no further obligation to pay Executive any Base Salary or to provide any further benefits, except with respect to COBRA benefits relating to health and dental insurance. Notwithstanding the foregoing, in the event of the occurrence of a "Change in Control," as defined in the Employment Agreement, in lieu of, and in satisfaction of the foregoing obligations of NSC, NSC shall pay to Executive the total sum of the then remaining amounts of the Base Salary payable under
Section 1.3(a) and the benefits payable under Section 1.3(c) for the then remaining Term of Employment, reduced to present value utilizing a discount rate of six (6%) percent. Upon such payment, NSC shall have no further obligation to pay Executive any Base Salary or to provide any other benefits as set forth herein.

2. Relocation Expense. In full and complete satisfaction of NSC's obligations under the Employment Agreement, NSC shall, within thirty (30) days after the date of the execution of this Agreement, pay to Executive the sum of Twenty-Five Thousand ($25,000.00) Dollars for Executive's relocation to South Carolina.

3. Stock Options. NSC agrees to continue, for the remainder of the Term of Employment, those stock options granted to executive under that certain Stock Option Agreement dated December 5, 1996 (the "Grant") to the extent such stock options are currently exercisable or shall become exercisable during the remainder of the Term of Employment. Such stock options shall continue to vest and become exercisable during the remainder of the Term of Employment in accordance with and subject to the terms and conditions of the Grant. Notwithstanding anything to the contrary contained herein, upon the expiration of the Term of Employment, the Grant and all rights of Executive thereunder shall immediately expire and shall be null and void and of no further force and effect.

4. Cooperation and Assistance. In consideration of the obligations of NSC hereunder, Executive agrees that he will without additional remuneration, from time to time, upon request of NSC, provide such consulting services and cooperation to NSC and its counsel as may be reasonably requested by NSC from time to time (i) with respect to any matter (including any contracts, bids, projects, litigation, investigation, or governmental proceeding) which relates to any matter with which Executive was involved during the Term of Employment with NSC or (ii) with respect to the general business and operations of NSC. Executive agrees to render such consulting services and cooperation at such times and in such manner as shall be mutually agreeable to the parties hereto.

5. Release. NSC and Executive each hereby covenants and agrees that the terms and conditions of this Separation Agreement shall be deemed to be in full and complete satisfaction of any and all obligations of each party under the Employment Agreement, and therefore each of NSC and Executive hereby releases and discharges the other from any and all further obligations of any nature under the Employment Agreement or otherwise relating to the Executive's employment with NSC. Executive hereby specifically releases and discharges NSC and all of its subsidiaries and affiliates, and all of their predecessors, successors, assigns, directors, officers, stockholders, managers, supervisors, employees, representatives, servants, agents, attorneys, and all persons acting by, through, under, or in concert with NSC, both personally and as its agents, or any of them of and from any and all claims, demands, and liabilities of any nature whatsoever which the Executive now has or ever had, including, but not limited to (a) any and all claims, demands or liabilities in any manner relating to or arising out of Executive's employment with and/or separation of employment from, NSC, (b) any and all rights or benefits to which Executive is entitled or claims to be entitled to under the terms and conditions of the Employment Agreement or as a result of his separation of his employment with NSC, and (c) any and all claims for relief or causes of action under any federal, state, or local statute, ordinance, or regulation dealing in any respect with discrimination in employment (including the Age Discrimination Employment Act of 1967, as amended, 29 U.S.C. 61 et seq.) and any claims, demands, or actions based upon alleged or wrongful discharge, retaliatory discharge, or breach of contract under any state or federal law. The foregoing release by Executive shall not be deemed to in any manner waive or release any of NSC's obligations under this Separation Agreement.

6. Survival. Notwithstanding the termination of the Employment Agreement and the termination of Executive's employment, NSC and Executive hereby acknowledge, confirm, and agree that Sections 2, 3, and 4 of the Employment Agreement shall remain in full force and effect and shall survive the termination of the Employment Agreement.

7.    Miscellaneous.

a. This Agreement shall cease and terminate upon Executive's death, and, in such event, NSC shall have no further obligation to make any payments to or provide any benefits hereunder to Executive.

b.          For  purposes  of  the  Separation  Agreement,   Section  6  of  the
Employment Agreement, including all of the subsections thereof, are hereby incorporated as if fully set forth herein.

8. Acknowledgment. Executive hereby acknowledges and agrees that he has been given twenty-one (21) days after receipt of this Separation Agreement to consider its terms before signing it and has elected to waive the remaining days of that period, if any, and Executive is hereby provided seven (7) calendar days from the date of signing this Separation Agreement to terminate and revoke this Separation Agreement, and upon such revocation, this Separation Agreement shall be unenforceable, null, and void. Executive further acknowledges and agrees that the Separation Agreement shall not become effective or enforceable until the aforementioned revocation period is expired, and no severance benefits will be paid by NSC until the expiration of said revocation period. Executive acknowledges and recites that (a) he has entered into this Separation Agreement knowingly and voluntarily; (b) he has read and understands the Separation Agreement in its entirety; (c) he has been advised orally and is hereby advised in writing to consult with an attorney with respect to this Separation Agreement before signing it; (d) he has not been forced to sign this Separation Agreement by any employee or agent of NSC; and (e) he has fully reviewed the terms of this Separation Agreement, acknowledges that he understands the terms of this Separation Agreement, and states that he is entering into this Separation Agreement knowingly, voluntarily, and in full settlement of all claims that he may have as a result of his employment with or separation of employment from NSC.

WITNESS:                            NSC CORPORATION


                                    By:    /s/  DARRYL G. SCHIMECK
                                    Name:  Darryl G. Schimeck
                                    Title: Chief Executive Officer and
President

WITNESS:                            EXECUTIVE


                                    /s/  VICTOR J. BARNHART
                                    Victor J. Barnhart
f:\common\corp\agreemnt\employmt\barn-sep.doc

                                November 5, 1998


Mr. Darryl G. Schimeck
c/o NSC Corporation
160 Eisenhower Lane, North
Lombard, IL  60148


      Re:   Amendment of Employment Security Agreement


Dear Darryl:

      In light of the recent developments at NSC Corporation ("NSC"), NSC wishes to amend your Employment Security Agreement dated October 2, 1996 (the "Employment Security Agreement"). In consideration of the continuation of your employment with NSC and your continued cooperation and assistance to NSC, the Employment Security Agreement shall be and hereby is amended as follows:

      1. Extension of Term. Upon the expiration of the original Term of the Employment Security Agreement, the Term of the Employment Security Agreement shall be automatically extended for an additional period of one (1) year, ending on December 31, 1999.

      2. Change in Control. In the event that a "Terminating Event", as defined hereinafter, shall occur within one (1) year after a "Change in Control", as defined hereinafter, then NSC shall pay all severance benefits to you in accordance with Section 7(a) of the Employment Security Agreement and provide to you all other benefits to which you are entitled in accordance with the terms and conditions of the Employment Security Agreement upon the event of the termination of your employment without Cause.

            For  purposes  hereof,  a Change in Control  shall be deemed to have occurred in the following events: (a) as a direct result of any tender or exchange, offer, merger, reorganization, consolidation, or other business combination, sale of assets or contested election or any combination of the foregoing transactions (i) the persons who are the directors of NSC immediately before such transaction shall cease to constitute a majority of the Board of Directors of NSC (or of any successor entity), (ii) NSC is not the surviving corporation in the transaction, or (iii) Waste Management, Inc. and its affiliates do not hold immediately after such transaction a majority in the aggregate of the outstanding common shares of the surviving entity; or
(b) the sale or other disposition of all or substantially all of the assets of NSC (in one transaction or in a series of transactions).

            Further,  for purposes  hereof,  a Terminating  Event shall mean (i)
termination by NSC (or by any successor entity) of your employment with NSC (or any such successor entity) for any reason other than (a) death or (b) for Cause, as defined in the Employment Security Agreement; or (ii) your resignation from your employment with NSC (or any such successor entity)
within ninety (90) days after the  occurrence  of any of the  following  events:
(a) a reasonable determination by you in good faith that there has been a significant and substantial reduction in the scope of your responsibilities, authorities, powers, functions, or duties from the responsibilities, authorities, powers, functions, or duties exercised by you immediately prior to a Change in Control; (b) a ten (10%) percent reduction in your total monetary compensation, including base salary, bonuses, incentive compensation, material benefit plans, and non-cash personal benefits and perquisites which are susceptible of accurate and objective measurement, as all of the same shall be in effect on the date of this Amendment or as the same may be increased from time to time; (c) NSC, or its successor, requiring your relocation from the office where you are principally employed immediately prior to the date of the Change in Control to a location more than fifty (50) miles away from the location where you are principally employed immediately prior to the date of the Change in Control; or (d) the failure of NSC to obtain a satisfactory agreement from any successor to assume and agree to perform the obligations of NSC under the Employment Security Agreement.

      3.    General   Provisions.   In  the  event  that  you  are  required  to
commence or bring any legal action or proceeding to enforce your rights under the Employment Security Agreement, as amended, or to collect any benefits due to you thereunder, you shall be entitled to recover from NSC, or its successor, any and all costs and expenses incurred by you, including reasonable attorney's fees, in connection therewith. This Amendment shall be subject to and governed by the laws of the Commonwealth of Massachusetts without regard to its choice of law principles. Except as expressly amended herein, the Employment Security Agreement shall remain in full force and effect, unaltered and unaffected hereby.

                                    NSC CORPORATION



                                    By:    /s/  EFSTATHIOS A. KOUNINIS
                                    Name:  Efstathios A. Kouninis
                                    Title: Vice President of Finance

                                   ACCEPTANCE

Agreed to and accepted this  5th  day of November, 1998.


/s/  DARRYL G. SCHIMECK
Darryl G. Schimeck

G:\CORP\AGREEMNT\EMPLOYMT\schim-am.doc

                                   AMENDMENT


      Agreement made this 3rd day of June , 1998 by and between NSC Corporation, a duly organized Delaware corporation (hereinafter "NSC") and Efstathios A. Kouninis ("Employee").

      WHEREAS, NSC and Employee entered into a certain Employment Security Agreement dated October 8, 1996, a copy of which is attached hereto as Exhibit A (the "Employment Security Agreement"); and

      WHEREAS, NSC and Employee now desire to amend the terms and conditions of the Employment Security Agreement as hereinafter set forth;

      NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:

      1.     Section  6(b)  of  the  Employment   Security   Agreement  entitled
"Severance" shall be and hereby is amended to read as follows:

      If you are terminated by NSC without Cause after the expiration of the Term of this Agreement, you shall be entitled to receive severance pay for a period of one (1) year at the rate of your annual base salary then in effect, payable in the same manner as your regular salary, together with one (1) years continued coverage under NSC's medical and dental plans at the rate applicable to active employees.

      2. The following provision shall be and hereby is added to the Employment Security Agreement:

In the event of a sale of NSC during the Term to an entity unrelated to NSC or its major shareholder, Rust International, Inc., if you remain employed with NSC through the closing of a sale, NSC will pay you a transaction bonus equal to two (2) times your monthly base salary for your assistance and cooperation in facilitating the closing of the sale. NSC will pay said transaction bonus to you as soon as reasonably practicable following the date of the closing. Payment of such bonus will be subject to normal withholding.

      3.     Except  as  expressly  amended  herein,  the  Employment   Security
Agreement is hereby ratified and confirmed and shall remain in full force and effect and shall not be otherwise affected or altered hereby.

      4.     This  Amendment  shall be  subject to and  governed  by the laws of
the  Commonwealth  of  Massachusetts   without  regard  to  its  choice  of  law
principles.

      IN WITNESS WHEREOF, the parties hereto have executed this document as of the date first above written, intending this document to take effect as a sealed instrument.

WITNESS:                            NSC CORPORATION


                                    By: /s/  DARRYL G. SCHIMECK
                                        Darryl G. Schimeck, Chairman,
                                        Chief Executive Officer and President

WITNESS:


                                    /s/  EFSTATHIOS A. KOUNINIS
                                    Efstathios A. Kouninis

g:\common\corp\agreemnt\employmt\koun-amd.doc

                                November 5, 1998


Mr. Efstathios A. Kouninis
c/o NSC Corporation
49 Danton Drive
Methuen, MA  01844


      Re:   Amendment of Employment Security Agreement


Dear Stathis:

      In light of the recent developments at NSC Corporation ("NSC"), NSC wishes to amend your Employment Security Agreement dated October 8, 1996, as previously amended by that certain Amendment dated June 3, 1998 (collectively the "Employment Security Agreement"). In consideration of the continuation of your employment with NSC and your continued cooperation and assistance to NSC, the Employment Security Agreement shall be and hereby is amended as follows:

      4. Extension of Term. The Term of the Employment Security Agreement as referred to in Section 1 thereof shall be and hereby is extended for an additional period commencing on the expiration of the original Term and ending on December 31, 1999; provided however that the amount of severance payable to you in accordance with Section 6(a) of the Employment Security Agreement shall in no event exceed one (1) year of base salary.

      5. Change in Control. In the event that a "Terminating Event", as defined hereinafter, shall occur within one (1) year after a "Change in Control", as defined hereinafter, then NSC shall pay all severance benefits to you in accordance with Section 6(a) of the Employment Security Agreement and provide to you all other benefits to which you are entitled in accordance with the terms and conditions of the Employment Security Agreement upon the event of the termination of your employment without Cause.

            For  purposes  hereof,  a Change in Control  shall be deemed to have occurred in the following events: (a) as a direct result of any tender or exchange, offer, merger, reorganization, consolidation, or other business combination, sale of assets or contested election or any combination of the foregoing transactions (i) the persons who are the directors of NSC immediately before such transaction shall cease to constitute a majority of the Board of Directors of NSC (or of any successor entity), (ii) NSC is not the surviving corporation in the transaction, or (iii) Waste Management, Inc. and its affiliates do not hold immediately after such transaction a majority in the aggregate of the outstanding common shares of the surviving entity; or
(b) the sale or other disposition of all or substantially all of the assets of NSC (in one transaction or in a series of transactions).

            Further,  for purposes  hereof,  a Terminating  Event shall mean (i)
termination by NSC (or by any successor entity) of your employment with NSC (or any such successor entity) for any reason other than (a) death or (b) for Cause, as defined in the Employment Security Agreement; or (ii) your resignation from your employment with NSC (or any such successor entity)
within ninety (90) days after the  occurrence  of any of the  following  events:
(a) a reasonable determination by you in good faith that there has been a significant and substantial reduction in the scope of your responsibilities, authorities, powers, functions, or duties from the responsibilities, authorities, powers, functions, or duties exercised by you immediately prior to a Change in Control; (b) a ten (10%) percent reduction in your total monetary compensation, including base salary, bonuses, incentive compensation, material benefit plans, and non-cash personal benefits and perquisites which are susceptible of accurate and objective measurement, as all of the same shall be in effect on the date of this Amendment or as the same may be increased from time to time; (c) NSC, or its successor, requiring your relocation from the office where you are principally employed immediately prior to the date of the Change in Control to a location more than fifty (50) miles away from the location where you are principally employed immediately prior to the date of the Change in Control; or (d) the failure of NSC to obtain a satisfactory agreement from any successor to assume and agree to perform the obligations of NSC under the Employment Security Agreement.

      6.    General   Provisions.   In  the  event  that  you  are  required  to
commence or bring any legal action or proceeding to enforce your rights under the Employment Security Agreement, as amended, or to collect any benefits due to you thereunder, you shall be entitled to recover from NSC, or its successor, any and all costs and expenses incurred by you, including reasonable attorney's fees, in connection therewith. This Amendment shall be subject to and governed by the laws of the Commonwealth of Massachusetts without regard to its choice of law principles. Except as expressly amended herein, the Employment Security Agreement shall remain in full force and effect, unaltered and unaffected hereby.

                                    NSC CORPORATION



                                    By:    /s/  DARRYL G. SCHIMECK
                                    Name:  Darryl G. Schimeck
                                    Title: Chairman, CEO and President

                                   ACCEPTANCE

Agreed to and accepted this 5th day of November, 1998.


/s/  EFSTATHIOS A. KOUNINIS
Efstathios A. Kouninis

G:\CORP\AGREEMNT\EMPLOYMT\kouni-am2.doc

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT




                                                        State of Other
       Name of Subsidiary                        Jurisdiction of Incorporation
----------------------------------              --------------------------------

National Surface Cleaning, Inc.                           New Hampshire

National Service Cleaning Corp.                           Connecticut

Olshan Demolishing Management, Inc.                       Delaware

NSC Energy Services, Inc.                                 Delaware

                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-35986) pertaining to the 1990 Stock Option Plan of NSC Corporation and in the related Prospectus of our report dated February 12, 1999, except for Note 6 as to which the date is March 23, 1999, with respect to the consolidated financial statements and schedule of NSC Corporation included in its Annual Report (Form 10-K) for the year ended December 31, 1998.



                                                           /s/ ERNST & YOUNG LLP


Boston, Massachusetts
March 26, 1999

                                   EXHIBIT 24

                   DIRECTORS AND OFFICERS OF NSC CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                               POWER OF ATTORNEY


The undersigned directors and officers of NSC Corporation, a Delaware corporation (the Company"), do hereby make, constitute and appoint Darryl G. Schimeck, Efstathios A. Kouninis and Charles W. Hardin, and each of them, with full power of substitution and resubstitution, as attorneys or attorney of the undersigned, to execute and file, under the Securities Exchange Act of 1934, as amended, the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 and all amendments or exhibits thereto, and any or all applications or other documents to be filed with the Securities and Exchange Commission pertaining to such Annual Report, with full power and authority to do and perform any and all acts and things whatsoever necessary, appropriate or desirable to be done in the premises, or in the name, place and stead of the said directors and officers, hereby ratifying and approving the acts of said attorneys and any of them and any substitute.


This power of attorney may be executed in counterpart.

IN WITNESS WHEREOF, the undersigned have subscribed these presents as of the 29th day of March 1998.

/s/ DARRYL G. SCHIMECK                       /s/  EUGENE L. BARNETT
Darryl G. Schimeck, Chairman, CEO and        Eugene L. Barnett, Director
President(Principal Executive Officer)

/s/  EFSTATHIOS A. KOUNINIS                  /s/  HERBERT A. GETZ
Efstathios A. Kouninis, Vice President       Herbert A. Getz, Director
of Finance, Corporate Controller, Treasurer
and Secretary
(Principal Financial and Accounting Officer) /s/  WILLIAM P. HULLIGAN
                                             William P. Hulligan, Director

                                             /s/  WILLIAM M. R. MAPEL
                                             William M. R. Mapel, Director