Form 10-K/A
period 1998-12-31
NSC CORP
filed 1999-04-28
CIK 863210

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

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

Although the Report of Independent Auditors of this Item 8 has been ammended solely to include the signature of such independent auditors, the complete text of Item 8 is included in this Form 10-K/a pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934. Accordingly, Item 8 is hereby amended and restated as follows:
Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary consolidated quarterly financial data of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 are set forth on pages 4 through 7, the Notes to the consolidated financial statements on page 8 through 16 and the Report of the Independent Auditors on page 17.

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

The Company effectively self-insures its auto, commercial general liability and workers' compensation risks up to $100,000, $100,000 and $250,000 per occurrence, respectively. For claims that may exceed the self-insured amounts, the Company has obtained commercial/excess umbrella and excess workers' compensation stop loss coverage on a fully-insured basis. Factors affecting the ultimate resolution of these claims against the Company, particularly those claims related to personal injuries, are to some degree outside the control of the Company and include, among other items, determination of the extent of an injury or disability, the amount of ongoing medical expenses that are necessary to treat the injury or disability, and the uncertainty associated with damages that may be awarded in the event of a jury trial.

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


April 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                         Date

*   DARRYL G. SCHIMECK                                            April 28, 1999
    Darryl G. Schimeck - Chairman, President and Chief
     Executive Officer (Principal Executive Officer)


/s/ EFSTATHIOS A. KOUNINIS                                        April 28, 1999
    Efstathios A. Kouninis, Vice President of Finance,
    Corporate Controller, Treasurer and Secretary
    (Principal Financial and Accounting Officer)


*   EUGENE L. BARNETT                                             April 28, 1999
    Eugene L. Barnett - Director


*   HERBERT A. GETZ                                               April 28, 1999
    Herbert A. Getz - Director


*   WILLIAM P. HULLIGAN                                           April 28, 1999
    William P. Hulligan - Director


*   WILLIAM M. R. MAPEL                                           April 28, 1999
    William M. R. Mapel - Director


* The undersigned, by signing his name hereto does sign and execute this report pursuant to Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously herewith filed with the Securities and Exchange Commission.



/s/   EFSTATHIOS A. KOUNINIS                                      April 28, 1999
      Efstathios A. Kouninis - Attorney-in-Fact