Form 10-Q
period 1999-03-31
NSC CORP
filed 1999-05-12
CIK 863210

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q
                            ------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1999

                                    or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______


                      Commission file number: 018597



                              NSC CORPORATION
          (Exact name of registrant as specified in its charter)

               DELAWARE                            31-1295113
    (State or other jurisdiction of              (IRS Employer
     incorporation or organization)           Identification Number)



                    49 DANTON DRIVE, METHUEN, MA 01844
                 (Address of principal executive offices)

                               (978) 557-7300
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock outstanding as of May 12, 1999 was 9,971,175.

The total number of sequentially numbered pages is 12.

                              NSC CORPORATION


                         INDEX TO QUARTERLY REPORT

                               ON FORM 10-Q

                   FOR THE QUARTER ENDED March 31, 1999


                                  PART I
                           FINANCIAL INFORMATION
                                                                           Page

Number
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets
         -As of March 31, 1999 and December 31, 1998                          3
        Consolidated Statements of Income
         -For the Three Months Ended March 31, 1999 and 1998                  4
        Consolidated Statements of Cash Flow
         -For the Three Months Ended March 31, 1999 and 1998                  5
        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8


                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      NSC Corporation
                Consolidated Balance Sheets
      (In thousands, except share and per-share data)


                                        March 31,  December 31,
                                          1999        1998
                                        ----------  ---------
                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents            $   2,558   $  3,634
   Accounts receivable, net                23,562     22,146
   Costs and estimated earnings on
   contracts in process in excess of
   billings                                 5,543      4,270
   Inventories                              1,043      1,058
   Prepaid expenses and other current
   assets                                   2,219      2,425
   Deferred income taxes                    1,119        758
                                        ----------  ---------
                                           36,044     34,291

Property and equipment, net                 3,278      3,296

Other non-current assets:
   Assets held for sale                       313        313
   Investment in unconsolidated joint
   venture                                    225        225
   Goodwill, net of accumulated
   amortization                            33,800     34,075
                                        ==========  =========
   Total Assets                          $ 73,660   $ 72,200
                                        ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                     $  3,989     $ 2,471
   Billings in excess of costs and
   estimated earnings on contracts in
   process                                  4,658      4,369
   Accrued compensation and related
   costs                                    2,977      2,141
   Federal, state and local taxes          (1,079)      (776)
   Other accrued liabilities                  436        569
   Reserve for self-insurance claims
   and other contingencies                  4,614      5,013
   Current portion of long-term
   obligations                                109        109
                                       ----------  ---------
                                           15,704     13,896
Non-current liabilities:
  Long-term obligations                       262        288
   Payable to affiliate                     4,520      4,520
   Deferred income taxes                    2,101      1,894

Stockholders' equity:
   Preferred stock $.01 par value,
   10,000,000 shares authorized,
     none issued and outstanding
                                                -          -
   Common stock $.01 par value,
   20,000,000 shares authorized,
   9,971,175 issued and outstanding
   in 1999 and 1998                           100        100
   Additional paid-in capital              56,079     56,079
   Accumulated deficit                     (5,106)    (4,577)
                                        ----------  ---------
                                           51,073     51,602
                                        ----------  ---------
   Total Liabilities and Stockholders'
   Equity                               $  73,660  $  72,200
                                        ==========  =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying notes are an integral part of these consolidated financial statements.

                         NSC Corporation
                Consolidated Statements of Income
              (In thousands, except per-share data)

                           (Unaudited)


                                                    Three months
                                                        ended
                                                      March 31,
                                                 ------------------
                                                   1999      1998
                                                 --------  --------

Revenue                                         $ 25,331   $ 20,808
Cost of services                                  21,585     16,917
                                                 --------  --------
  Gross profit                                     3,746      3,891
Selling, general and administrative expenses      (4,158)    (3,448)
Other operating expenses                            (205)      (153)
Goodwill amortization                               (275)      (275)
                                                 --------  --------
  Operating (loss) income                           (892)        15

  Other income                                        27         32

                                                 --------  --------
  (Loss) income before income taxes                 (865)        47
Income tax benefit (expense)                         336        (24)
                                                 ========  ========
  Net (loss) income                              $  (529)        23
                                                 ========  ========


Basic and diluted loss per share                 $ (0.05)   $  0.00
                                                 ========  ========

Weighted-average number of common shares
outstanding                                        9,971      9,971
                                                 ========  ========



The accompanying notes are an integral part of these consolidated financial statements.

                      NSC Corporation
            Consolidated Statements of Cash Flow
                       (In thousands)

                        (Unaudited)

                                          Three months ended
                                               March 31,
                                          --------------------
                                            1999         1998
                                          --------    --------
Cash flow from operating activities:
   Net (loss) income                     $   (529)   $     23
   Adjustments to reconcile net income
   to net cash used in operating activities:
     Depreciation                             283         226
     Goodwill amortization                    275         275
     Deferred income taxes                   (154)          -
     Gain on disposition of property and
      equipment                                (4)         (8)

Changes in current assets and liabilities
   Accounts receivable                      (1,416)     2,358
   Costs and estimated earnings on
   contracts in process in excess
    of billings                             (1,273)    (4,115)
   Other current assets                        221        152
   Accounts payable                          1,518     (1,818)
   Billings in excess of costs and
   estimated earnings on contracts
   in process                                  289        994
   Other current liabilities                   399     (1,428)
   Reserve for self insurance claims and
   other contingencies                        (399)    (1,278)
                                           --------   --------
    Net cash used in operating activities     (790)    (4,619)

Cash flow from investing activities:
   Purchases of property and equipment        (272)      (136)
   Proceeds from the sale of property
   and equipment                                12         78
   Investment in joint venture                   -       (150)
                                           --------   --------
    Net cash used in investing activities     (260)      (208)

Cash flow from financing activities:
  Payments on long-term obligations            (26)         -
                                           --------   --------
    Net cash used in financing activities      (26)         -
                                           --------   --------
    Net decrease in cash and cash
    equivalents                             (1,076)    (4,827)
Cash and cash equivalents at beginning
of periods                                   3,634      8,781
                                           --------   --------
Cash and cash equivalents at end of
periods                                   $  2,558   $  3,954
                                           ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                Notes to Consolidated Financial Statements
                   For the Quarter Ended March 31, 1999
                                (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by NSC Corporation (the "Company") and reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting and pursuant to Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in audited financial statements have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1998 as amended by Form 10K/A. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the full year. The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company is a Delaware corporation and is owned approximately 54% by Waste Management, Inc ("WMI").

The Company has entered into an Agreement and Plan of Merger, dated as of February 12, 1999, as amended, by and among NSC Holdings, Inc. ("Holdings"), NSC Acquisition, Inc. ("Merger Subsidiary"), the Company and WMI (the "Merger Agreement") pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company continuing as the surviving corporation (the "Merger"). Neither Holdings nor Merger Subsidiary has any prior affiliation with the Company or WMI. Pursuant to the Merger Agreement, each share of Common Stock issued and outstanding at the effective time of the Merger (other than shares held by the Company and stockholders, if any, who properly exercise their appraisal rights under Delaware law) will be converted into the right to receive $1.25 per share in cash. Consummation of the Merger is subject to certain conditions, including approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock.

The Merger Agreement also contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliates to exchange 996,420 shares of the Company's common stock (the "Exchanged Shares") for an interest bearing subordinated promissory note issued by the Company in the principal amount of $1,245,525, representing $1.25 per share times the number of Exchanged Shares. All remaining shares of Common Stock owned by WMI and its affiliates will be converted in the Merger into the right to receive $1.25 per share in cash. In addition, the Merger Agreement contemplates that, immediately prior to the effective time of the Merger, WMI will cause its affiliate, Olshan Demolishing Company ("ODC"), to sell certain machinery and equipment to Olshan Demolishing Management, Inc. ("ODMI"), a subsidiary of the Company. In consideration for such assets, all of the Company's existing non-interest bearing indebtedness (currently approximately $4.5 million) owed to an affiliate of WMI will be converted into an interest bearing subordinated promissory note issued by the Company in the principal amount of $2.4 million.

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

Note 2 - Industry Segment Data The Company operates in two principal  industries
- asbestos-abatement services and demolition and dismantling services. The Company's asbestos-abatement divisions provide asbestos and lead removal, insulation, restoration and indoor air quality primarily to private sector clients at commercial and industrial properties, while the Company's demolition and dismantling division provides industrial dismantling and commercial demolition for public and private sector customers. Intersegment sales are generally priced on a basis comparable to sales to unaffiliated companies.

                                             For the Quarters Ended March 31,
                                                1999               1998

                                                     (In thousands)
Revenue
   Asbestos-Abatement                       $   18,508          $  18,373
   Intersegment-Demolition and Dismantling         624                  -
   Demolition and Dismantling                    6,199              2,435
Total revenue                               $   25,331          $  20,808
(Loss) income before income taxes
   Asbestos-Abatement                       $     (921)         $     (98)
   Demolition and Dismantling                       56                145
(Loss) income before income taxes           $     (865)         $      47

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

                           Results of Operations

                     Three Months Ended March 31, 1999
                                  Versus
                     Three Months Ended March 31, 1998

Revenue. Revenue for the three months ended March 31, 1999 increased 22% to $25,331,000 from $20,808,000 for the same period in 1998. The increase in revenue was due to a $759,000 increase in asbestos-abatement related revenue and a $3,764,000 increase in demolition related revenue. This increase was the result of the Company's timing in securing new work. The first quarter results are not indicative of results to be expected for any upcoming quarter.

Gross Profit. Gross profit for the three months ended March 31, 1999 decreased 4% to $3,746,000 from $3,891,000 for the same period in 1998. Gross profit as a percentage of revenue decreased for the three months ended March 31, 1999 to 15% from 19% for the same period in 1998. The decrease in the gross profit margin percentage was primarily due to a significant loss on two major projects. This was partially offset by the reduction of the contingent liability reserve as a result of improved loss experience.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1999 increased 21% to $4,158,000 from $3,448,000 for the same period in 1998. The increase in SG&A costs is due to increased legal and consulting costs associated with the Merger, increased office expenses associated with the leasing expense of the corporate and an operating unit's office space that was owned in 1998 and an increased provision for bad debt of $182,000. The SG&A expenses, as a percentage of revenue, for the three months ended March 31, 1999 were 16% compared to 17% for the same period in 1998 due to higher revenue in the current quarter.

Other Operating Expenses. ODMI manages the business of ODC, an affiliate of WMI, and is required to share with the WMI affiliate any operating profits or losses. For the three month period ended March 31, 1999, the amount due to WMI was $205,000 compared to $153,000 for the same period in 1998 due to the increase in ODMI's operating profit.

Other Income. Other income for the three months ended March 31, 1999 was $27,000 compared to $32,000 for the same period in 1998 mainly due to decreased gains on sales of assets.

Net (Loss) Income. Net loss was $529,000 for the three months ended March 31, 1999 compared to a net income of $23,000 for the same period in 1998 due to reduced gross profit despite the reduction of insurance reserves and increased overhead costs mainly associated with the Merger. As a percentage of gross revenue, net (loss) income decreased to (2%) for the three months ended March 31, 1999 from .1% for the same period in 1998.

Liquidity and Capital Resources. Working capital at March 31, 1999 was $20,340,000 compared to $20,395,000 at December 31, 1998. The current ratio was 2.3/1 at March 31, 1999 compared to 2.5/1 at December 31, 1998. Cash used in operating activities was $790,000 for the three-month period ended March 31, 1999 compared to $4,619,000 for the same period in 1998. The decrease in cash used in operations is mainly due to the timing of customer billings and vendor payments. In the first quarter of 1998, the Company paid a significant general liability claim. During the first three months of 1999, cash of $272,000 was used for purchases of property and equipment.

The Company is in default of its revolving credit facility dated May 4, 1993, as amended from time to time, because of the net operating loss recorded in the first quarter ended March 31, 1999. BankBoston has indicated that it will take no action to terminate the credit facility at the present time, however, BankBoston has reserved the right to take any action it deems necessary to protect its interests specified under the facility. The Company believes that its cash flows from operations will be sufficient through the date of the consummation of the Merger to finance its working capital needs. In the event that the Merger is not consummated, the Company will endeavor to obtain financing for its capital expenditure needs and may, among its alternatives, seek a new debt facility. WMI has indicated a willingness to assist the Company in this regard by guaranteeing some or all of the Company's outstanding debt obligations.

The nature and scope of the Company's business bring it into regular contact with the general public, a variety of businesses and government agencies. Such activities inherently subject the Company to the hazards of litigation, which are defended in the normal course of business. While the outcome of all claims is not clearly determinable at the present time, management has recorded an estimate of any losses it expects to incur in connection with the resolution of the claims, including, but not exclusively, workers' compensation and general loss claims, at March 31, 1999 of $4,614,000 and at December 31, 1998 of $5,013,000.

Year 2000. In 1996, the Company began upgrading its financial and decision support systems to, in part, comply with Year 2000 requirements. This process is now complete and the Company believes that such systems are Year 2000 compliant. In addition to $820,000 of capital costs for new hardware and software incurred project-to-date, $622,000 was incurred for consulting and training expenses with respect to system upgrades, including Year 2000 compliance. The Company believes that these expenditures will adequately address any Year 2000 issues associated with the Company's operations. The Company has been in contact with its bank and several of its more significant customers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be converted. Even assuming that such conversions do not occur, the Company does not believe that any such third party system failures will have a material adverse effect on the Company given the nature of the Company's business, which is not computer dependent in any material aspect.

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

Item 6.  Exhibits and Reports on Form 8-K

(a.)     Exhibits
   2 Agreement and Plan of Merger, dated as of February 12, 1999 by and among NSC Holdings, Inc., NSC Acquisition, INC., Waste Management, Inc, and NSC Corporation [incorporated by reference to
            Exhibit 2.1 to the Registrant's Form 8-K filed February 16,1999]. 3(i)(a) Amended and Restated certificate of Incorporation of the
            Registrant dated April 24, 1990 [incorporated by reference to
            Exhibit 3(a) to the Registrant's Form S-1, Registration Statement No. 33-34702].

   3(ii)(a) By-laws of the Registrant [incorporated by reference to
            Exhibit 3(b) to the Registrant's Form S-1, Registration Statement No. 33-34702].

   4 Specimen Common Stock Certificate [incorporated by reference to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990].

   27       Financial Data Schedule

(b)   Forms 8-K

The Company filed a Form 8-K dated February 16, 1999 disclosing (i) the Agreement and Plan of Merger, dated as of February 12, 1999 by and among NSC
Holdings, Inc., NSC Acquisition, Inc., Waste Management, Inc. and NSC Corporation, (ii) the Voting Agreement, dated as of February 12, 1999 by and between NSC Holdings, Inc. and Waste Management, Inc., and (iii) the Press Release, dated February 16, 1999, issued by the Registrant to announce the items identified in (i) and (ii) hereof.

On May 11, 1999, the Registrant filed a Form 8-K disclosing an amendment to the above described merger agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NSC CORPORATION


Date: May 12, 1999   By   /s/  Efstathios A. Kouninis
                               Efstathios A. Kouninis
                               Vice President of Finance, Corporate Controller,
                               Secretary and Treasurer

                               Signing on behalf of the registrant and as principal financial and accounting officer.