Form 10-Q/A
period 1999-03-31
NSC CORP
filed 1999-05-18
CIK 863210

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q/A
                            ------------------

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

The total number of sequentially numbered pages is 5.

                              NSC CORPORATION


                    INDEX TO AMENDED QUARTERLY REPORT

                               ON FORM 10-Q/A

                   FOR THE QUARTER ENDED March 31, 1999


                                  PART I
                           FINANCIAL INFORMATION
                                                                           Page

Number

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   3


                                  PART II
                             OTHER INFORMATION

Signatures                                                                    5

Although the Liquidity and Capital Resources of this Item 2 has been ammended, the complete text of Item 2 is included in this Form 10-Q/A pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934. Accordingly, Item 2 is hereby amended and restated as follows:

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

The  Company is in  default  of its  profitable  operations  covenant  under its revolving credit facility dated May 4, 1993, as amended from time to time, because of the net operating loss recorded in the first quarter ended March 31, 1999. The amended credit facility contains certain financial covenants, including the following: i) a minimum debt service coverage ratio covenant of
1.5 (the ratio of EBITDA less capital expenditures and income taxes to consolidated total interest expense plus scheduled payments on capital leases);
ii) a maximum leverage ratio covenant of 2.75 (the ratio of consolidated total liabilities plus letters of credit outstanding to consolidated tangible net worth); iii) a minimum interest coverage ratio covenant of 4.0(the ratio of EBITA to consolidated interest expense); iv) a pricing ratio covenant used to determine the fee for the unused portion of the credit facility and the outstanding letters of credit (based on the the ratio of consolidated total liabilities plus letters of credit outstanding to consolidated tangible net worth); v) a profitable operations covenant, which provides that the Company shall not have a net loss for any fiscal quarter; vi) a minimum consolidated working capital covenant of $10,000,000 (consolidated current assets less consolidated current liabilities) and vii) a minimum net worth covenant of $28,800,000 (consolidated total assets less consolidated total liabilities).

BankBoston has not waived the default but has indicated that it will take no action to terminate the credit facility at the present time, however, BankBoston has reserved the right to take any action it deems necessary to protect its interests specified under the facility. The Company believes that its cash flows from operations will be sufficient through the date of the consummation of the Merger to finance its working capital needs. In the event that the Merger is not consummated, the Company will endeavor to obtain financing for its capital expenditure needs and may, among its alternatives, seek a new debt facility. WMI has indicated a willingness to assist the Company in this regard by guaranteeing some or all of the Company's outstanding debt obligations.

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


                              NSC CORPORATION


Date: May 18, 1999   By   /s/  Efstathios A. Kouninis
                               Efstathios A. Kouninis
                               Vice President of Finance, Corporate Controller,
                               Secretary and Treasurer

                               Signing on behalf of the registrant and as principal financial and accounting officer.